Form 10-Q
period 1994-12-31
GALILEO ELECTRO OPTICS CORP
filed 1995-02-09
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q



     ( X )           Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended DECEMBER 31, 1994

                                       or

     (   )           Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                     For the transition period from _____________________
                                                 to _____________________



                         COMMISSION FILE NUMBER 0-11309


                       GALILEO ELECTRO-OPTICS CORPORATION
             (Exact name of registrant as specified in its charter)


 DELAWARE                                                                                          04-2526583
 (State or other jurisdiction of                                                             (I.R.S. Employer
 incorporation or organization)                                                           Identification No.)

 GALILEO PARK, P.O. BOX 550, STURBRIDGE, MASSACHUSETTS                                                  01566
 (Address of principal executive offices)                                                          (Zip Code)

 Registrant's telephone number including area code                                             (508) 347-9191


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES   X             NO
                             -------            -------
Indicate the number of shares outstanding of the Issuer's classes of common stock, as of the latest practicable date.


 COMMON STOCK, PAR VALUE $.01:                 6,473,654 SHARES OUTSTANDING AT
                                               DECEMBER 31, 1994.

                       GALILEO ELECTRO-OPTICS CORPORATION
                                     INDEX




                                                                                                   Page No.
                                                                                                   --------
 PART I.       Financial Information:


 Consolidated Condensed Balance Sheets -
  December 31, 1994 and September 30, 1994 ..........................................                  3

 Consolidated Condensed Statements of Operations - Three
  months ended December 31, 1994 and December 31, 1993...............................                  5

 Consolidated Condensed Statements of Cash Flows -
  Three months ended December 31, 1994 and December 31, 1993.........................                  6

 Notes to Consolidated Condensed Financial Statements................................                  8
 Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................................                  9


 PART II.      Other Information:


 Other Information...................................................................                 11

 Index to Exhibits...................................................................                 13

 Exhibit 11 - Calculation of Earnings Per Share......................................                 14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       GALILEO ELECTRO-OPTICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                                                       Unaudited              Audited
                                                                     Dec. 31, 1994         Sept. 30, 1994
                                                                     -------------------------------------
 ASSETS
 ------


 Current assets:
   Cash and cash equivalents                                             $ 5,814              $ 6,185
   Accounts receivable, net                                                5,381                5,190
   Refundable income taxes, net                                               17                   17
   Inventories:
     Finished goods                                                          151                   31
     Work-in-process                                                         218                  352
     Raw materials                                                         4,480                4,324
                                                                     -------------------------------------
                                                                           4,849                4,707
   Deferred income taxes                                                     460                  460
   Other current assets                                                       50                  149
                                                                     -------------------------------------
     Total current assets                                                 16,571               16,708

 Assets held for sale, net                                                 2,345                2,345

 Property, plant and equipment:
   Land, buildings and improvements                                       16,065               16,066
   Machinery, equipment and furniture                                     24,186               24,186
   Capital projects in process                                               742                  643
                                                                     -------------------------------------
                                                                          40,993               40,895
   Less accumulated depreciation                                         (19,990)             (19,202)
                                                                     -------------------------------------
     Net property, plant and equipment                                    21,003               21,693

     Other assets, net                                                     2,818                2,875
                                                                     -------------------------------------
     Total assets                                                        $42,737              $43,621
                                                                     =====================================



See accompanying notes.

                                 - Continued -

                                                GALILEO ELECTRO-OPTICS CORPORATION
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (In thousands of dollars)


                                                                       Unaudited              Audited
                                                                     Dec. 31, 1994        Sept. 30, 1994
                                                                    --------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - ------------------------------------

Current liabilities:
 Accounts payable                                                       $ 1,813               $ 2,200
 Accrued liabilities                                                      1,510                 1,539
                                                                    --------------------------------------
  Total current liabilities                                               3,323                 3,739

Deferred income taxes                                                       620                   620
Long-term obligation -- Capital leases                                       43                    42
Accrued postretirement benefits other than
 pensions                                                                   612                   605
Shareholders' equity:
 Common stock                                                                65                    65
 Additional paid-in capital                                              42,192                42,192
 Accumulated deficit                                                     (4,118)               (3,642)
                                                                    --------------------------------------
  Total shareholders' equity                                             38,139                38,615
                                                                    --------------------------------------
Total liabilities and shareholders' equity                              $42,737               $43,621
                                                                    ======================================


See accompanying notes.


                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (In thousands of dollars except share and per share data)
                                   UNAUDITED



                                                                                  Three Months Ended
                                                                                  ------------------

                                                                         Dec. 31, 1994        Dec. 31, 1993
                                                                        ------------------------------------

Net sales                                                                    $7,198               $7,212
Cost of sales                                                                 5,553                5,581
                                                                        ------------------------------------
Gross profit                                                                  1,645                1,631

Operating expenses:
 Engineering                                                                    951                1,062
 Selling and administrative                                                   1,213                1,275
                                                                        ------------------------------------
                                                                              2,164                2,337
                                                                        ------------------------------------
Operating loss                                                                 (519)                (706)

Other income, net                                                                67                   57
                                                                        ------------------------------------
Loss before income taxes                                                       (452)                (649)

Provision for income taxes                                                       24                   18
                                                                        ------------------------------------
Net loss                                                                      $(476)               $(667)
                                                                        ====================================
Net loss per common and common equivalent
 share outstanding                                                           $ (.07)              $ (.10)
                                                                        ====================================
Weighted average common and common
 equivalent shares outstanding                                            6,473,654            6,473,654



See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED


                                                                          Three Months Ended
                                                                          ------------------

                                                                   Dec. 31, 1994      Dec. 31, 1993
                                                                   --------------------------------
 Cash flows from operating activities:
 ------------------------------------
   Cash received from customers                                       $6,995             $7,582
   Cash paid to suppliers and employees                               (7,306)            (7,579)
   Other income received                                                   1                 19
   Interest paid                                                          (4)                (5)
   Investment income received                                             70                 43
   Income taxes paid                                                     (11)               (11)
                                                                   --------------------------------
      Net cash provided (used) by operating activities                  (255)                49

 Cash flows from investing activities:
 ------------------------------------

   Proceeds from sales of assets                                          --                  7
   Capital expenditures                                                  (99)              (636)
                                                                   --------------------------------
      Net cash used in investing activities                              (99)              (629)

 Cash flows from financing activities:
 ------------------------------------

   Principal payments under capital lease obligations                    (17)               (15)
                                                                   --------------------------------
      Net cash used by financing activities                              (17)               (15)
 Net decrease in cash and cash equivalents                              (371)              (595)

 Cash and cash equivalents at beginning of period                      6,185              6,530
                                                                   --------------------------------
 Cash and cash equivalents at end of period                           $5,814             $5,935
                                                                   ================================





                                 - Continued -


                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED



                                                                                Three Months Ended
                                                                                ------------------

                                                                        Dec. 31, 1994      Dec. 31, 1993
                                                                       ----------------------------------
 Reconciliation of net loss to net cash provided (used) by
 ---------------------------------------------------------
 operating activities:
 --------------------

 Net loss                                                                  $(476)              $(667)
 Adjustments to reconcile net loss to net cash provided (used)
   by operating activities:
     Depreciation and amortization                                           812                 891
     Provision for losses on accounts receivable, net                        (11)                 (3)
     Postretirement benefits                                                   7                   8
 Increase(decrease) in cash from changes in operating
   assets and liabilities:
     Accounts receivable                                                    (180)                392
     Inventories                                                            (142)                118
     Other current assets                                                     99                (100)
     Other assets, net                                                        34                   4
     Accounts payable                                                       (387)                 84
     Accrued liabilities                                                     (11)               (678)
                                                                       ----------------------------------
       Total adjustments                                                     221                 716
                                                                       ----------------------------------
 Net cash provided (used) by operating activities                          $(255)              $  49
                                                                       ==================================




See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 1994 and the results of operations and cash flows for the three month periods ended December 31, 1994 and 1993.


2. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Company's Annual Report for fiscal year 1994.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- - - ---------------------

Sales for the quarter ended December 31, 1994 were $7,198,000, a decrease of $14,000 from the same quarter in fiscal year 1994. The Company incurred an operating loss of $519,000 and a net loss of $476,000 or $.07 per share. For the first quarter of last year, the Company reported an operating loss of $706,000 and a net loss of $667,000 or $.10 per share. The decrease in the loss, despite slightly lower sales, resulted primarily from the Company's lower cost structure due to the consolidation of manufacturing facilities which was completed during the last fiscal year.

Commercial revenues were $6,942,000, an increase of $378,000 or 6% from the first quarter of fiscal year 1994 and represented 96% of sales while military sales of $256,000 declined $392,000 from a year ago and were 4% of sales.

Office Products sales continued to be strong and were up 12% from the corresponding quarter a year ago as the demand for dicorotron glass-coated wire assemblies increased. These assemblies generate ions which charge the photoreceptor, the component in a copier which facilitates the image transfer process. In addition, shipments of new products for copiers were up significantly and represented 28% of Office Products sales for the quarter.

Scientific Detector Products revenues also increased. Sales of Channeltron(R) single channel detectors, used primarily in analytical instruments to identify unknown elements, and billings related to the Company's contract with the National Institute of Standards and Technology to develop new fabrication methods for microchannel plates were both higher versus the same quarter a year ago, while shipments of detector assemblies and microchannel plates declined. Microchannel plates are small, wafer-thin discs with a large number of very small diameter holes or channels which multiply electrons which enter the channels to intensify faint electron images and are used principally in night vision intensifiers. Both the Office Products and Scientific Detector Products businesses continued to be profitable while the Company's other two businesses were not profitable.

In the Medical Products business, sales of endoscopes continued to be low as the Company continued its programs to improve its existing products and develop a broad line of low-cost, high-quality single use and limited reuse endoscopes for medical applications as well as its Microvision(TM) borescope for non-medical uses. Endoscopes are instruments for visually examining the interior of bodily canals or organs while borescopes perform similar functions in non-medical applications such as the inspection of pipes, engines, etc. Approvals for the sale of two additional medical products were received from the FDA this quarter. Shipments of Remote Sensor Products, consisting of infrared spectroscopy systems and accessories for on- line monitoring of industrial processes, were also up from the same quarter a year ago.

The Company's Forest, Virginia facility is still being held for sale and is being actively marketed. The expenses associated with that facility were accrued for at the end of fiscal year 1993. The remaining accrual balance is believed to be adequate for the expenses which are expected for the remainder of this fiscal year.

The Company's engineering and development efforts continued as extensive work is underway to launch new Medical and Remote Sensor Products which are expected to be introduced to the market in the second quarter.


FINANCIAL CONDITION
- - - -------------------

The Company's working capital at December 31, 1994, of $13,248,000 increased $279,000 from the balance at September 30, 1994, of $12,969,000. The cash and short-term investments balance at December 31, 1994 was $5,814,000 versus $6,185,000 at September 30, 1994. The change in working capital was primarily due to a decrease in accounts payable and an increase in accounts receivable offset by a reduction in cash.

The Company considers its working capital position to be adequate to support its currently planned operations and does not anticipate a need for external financing.

Capital spending for the quarter amounted to $99,000. This compares with $636,000 of capital expenditures in the first quarter of fiscal year 1994. The higher capital spending last year was the result of investments related to the consolidation of the Company's manufacturing facilities.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a.  Exhibits:  Exhibit 11 - Calculation of Earnings Per Share.


         b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GALILEO ELECTRO-OPTICS CORPORATION


     Dated:  February 8, 1995      /s/ William T. Hanley
                                   ------------------------------------
                                   William T. Hanley, President and
                                   Chief Executive Officer (Principal
                                   Executive Officer)



                                   /s/ Josef W. Rokus
                                   ------------------------------------
                                   Josef W. Rokus, Vice President,
                                   Finance and Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)

                       GALILEO ELECTRO-OPTICS CORPORATION
                               INDEX TO EXHIBITS




         Exhibit No.                                                                           Page No.
         -----------                                                                           --------
            11                          Calculation of Earnings Per Share                        14