Form 10-Q
period 1995-03-31
GALILEO ELECTRO OPTICS CORP
filed 1995-05-12
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q



     ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 1995

                                       or

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

                          YES   X             NO
                              -----              -----

Indicate the number of shares outstanding of the Issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK, PAR VALUE $.01:                 6,473,654 SHARES OUTSTANDING AT
                                               MARCH 31, 1995.

                       GALILEO ELECTRO-OPTICS CORPORATION
                                     INDEX




                                                                           PAGE NO.
                                                                           --------
 PART I.       Financial Information:


 Consolidated Condensed Balance Sheets -
  March 31, 1995 and September 30, 1994 ...............................       3

 Consolidated Condensed Statements of Income - Three Months
  ended and six months ended March 31, 1995 and March 31, 1994.........       5

 Consolidated Condensed Statements of Cash Flows -
  Six months ended March 31, 1995 and March 31, 1994...................       6

 Notes to Consolidated Condensed Financial Statements..................       8

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................       9


 PART II.      Other Information:


 Other Information.....................................................      11

 Index to Exhibits.....................................................      13

 Exhibit 11 - Calculation of Earnings Per Share........................      14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       GALILEO ELECTRO-OPTICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                                                       Unaudited              Audited
                                                                     Mar. 31, 1995         Sept. 30, 1994
                                                                     ------------------------------------
 ASSETS
 ------


 Current assets:
   Cash and cash equivalents                                            $  5,964             $  6,185
   Accounts receivable, net                                                4,965                5,190
   Refundable income taxes, net                                               17                   17
   Inventories:
     Finished goods                                                          162                   31
     Work-in-process                                                         249                  352
     Raw materials                                                         5,308                4,324
                                                                     ------------------------------------
                                                                           5,719                4,707
   Deferred income taxes                                                     460                  460
   Other current assets                                                      210                  149
                                                                     ------------------------------------
     Total current assets                                                 17,335               16,708

 Assets held for sale, net                                                 2,345                2,345
 Property, plant and equipment:
   Land, buildings and improvements                                       16,066               16,066
   Machinery, equipment and furniture                                     24,186               24,186
   Capital projects in process                                             1,092                  643
                                                                     ------------------------------------
                                                                          41,344               40,895
   Less accumulated depreciation                                         (20,779)             (19,202)
                                                                     ------------------------------------
     Net property, plant and equipment                                    20,565               21,693

 Other assets, net                                                         2,792                2,875
                                                                     ------------------------------------

 Total assets                                                           $ 43,037             $ 43,621
                                                                     ====================================

See accompanying notes.


                                 - Continued -

                       GALILEO ELECTRO-OPTICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)


                                                                         Unaudited              Audited
                                                                       Mar. 31, 1995        Sept. 30, 1994
                                                                       -----------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------


 Current liabilities:
   Accounts payable                                                        $ 2,120               $ 2,200
   Accrued liabilities                                                       1,326                 1,539
                                                                       -----------------------------------
     Total current liabilities                                               3,446                 3,739

 Deferred income taxes                                                         620                   620
 Long-term obligation -- capital leases                                         43                    42
 Accrued postretirement benefits other than
   pensions                                                                    620                   605
 Shareholders' equity:
   Common stock                                                                 65                    65
   Additional paid-in capital                                               42,192                42,192
   Accumulated deficit                                                      (3,949)               (3,642)
                                                                       -----------------------------------
     Total shareholders' equity                                             38,308                38,615
                                                                       -----------------------------------
 Total liabilities and shareholders' equity                                $43,037               $43,621
                                                                       ===================================



See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (In thousands of dollars except share and per share data)
                                   UNAUDITED



                                                                 Three Months Ended                     Six Months Ended
                                                                 ------------------                     ----------------

                                                                3/31/95        3/31/94                3/31/95         3/31/94
                                                             -------------------------             --------------------------
 Net sales                                                   $    8,261     $    6,789             $   15,459      $   14,001
 Cost of sales                                                    5,973          5,274                 11,526          10,855
                                                             -------------------------             --------------------------
 Gross profit                                                     2,288          1,515                  3,933           3,146

 Operating expenses:
   Engineering                                                      987          1,013                  1,938           2,075
   Selling & administrative                                       1,196          1,267                  2,409           2,542
                                                             -------------------------             --------------------------
                                                                  2,183          2,280                  4,347           4,617
                                                             -------------------------             --------------------------
 Operating profit (loss)                                            105           (765)                  (414)         (1,471)

 Other income                                                        80             34                    147              91
                                                             -------------------------             --------------------------
 Income (loss) before income taxes                                  185           (731)                  (267)         (1,380)

 Provision for income taxes                                          16             18                     40              36
                                                             -------------------------             --------------------------
 Net income (loss)                                           $      169     $     (749)            $     (307)     $   (1,416)
                                                             =========================             ==========================
 Net income (loss) per common and common
   equivalent share outstanding                              $      .03     $     (.12)            $     (.05)     $     (.22)
                                                             =========================             ==========================
 Weighted average common and common
   equivalent shares outstanding                              6,486,962      6,473,654              6,473,654       6,473,654

See accompanying notes.



                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED

                                                                           Six Months Ended
                                                                           ----------------

                                                                   Mar. 31, 1995      Mar. 31, 1994
                                                                   --------------------------------
 Cash flows from operating activities:
 ------------------------------------
   Cash received from customers                                      $ 15,684           $ 15,274
   Cash paid to suppliers and employees                               (15,554)           (15,539)
   Other income received                                                   13                 22
   Interest paid                                                           (7)               (10)
   Investment income received                                             141                 78
   Income taxes paid                                                      (14)               (16)
                                                                   --------------------------------
      Net cash provided (used) by operating activities                    263               (191)

 Cash flows from investing activities:
 ------------------------------------

   Proceeds from sales of assets                                           --                  5
   Capital expenditures                                                  (450)            (1,214)
                                                                   --------------------------------
      Net cash used in investing activities                              (450)            (1,209)

 Cash flows from financing activities:
 ------------------------------------

   Principal payments under capital lease obligations                     (34)               (30)
                                                                   --------------------------------
      Net cash used by financing activities                               (34)               (30)
 Net decrease in cash and cash equivalents                               (221)            (1,430)

 Cash and cash equivalents at beginning of period                        6,185             6,530
                                                                   --------------------------------
 Cash and cash equivalents at end of period                          $   5,964          $  5,100
                                                                   ================================




See accompanying notes.





                                 - Continued -

                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED

                                                                                 Six Months Ended
                                                                                 ----------------

                                                                        Mar. 31, 1995      Mar. 31, 1994
                                                                        --------------------------------
 Reconciliation of net loss to net cash used by operating
 --------------------------------------------------------
 activities:
 ----------

 Net loss                                                                  $  (307)           $(1,416)
 Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                           1,625              1,778
     Provision for losses on accounts receivable, net                           --               (226)
     Postretirement benefits                                                    15                 16
     Gain on sale of fixed assets                                               --                 (1)
 Increase(decrease) in cash from changes in operating
   assets and liabilities:
     Accounts receivable                                                       225              1,537
     Inventories                                                            (1,012)              (917)
     Other current assets                                                      (61)               (10)
     Other assets, net                                                          36                 (6)
     Accounts payable                                                          (80)               999
     Accrued liabilities                                                      (178)            (1,945)
                                                                        --------------------------------
       Total adjustments                                                       570              1,225
                                                                        --------------------------------
 Net cash provided (used) by operating activities                          $   263            $  (191)
                                                                        ================================



See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995 and the results of operations and cash flows for the three and six month periods ended March 31, 1995 and 1994.


2. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Company's Annual Report for fiscal year 1994.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Sales for the quarter ended March 31, 1995 were $8,261,000, an increase of $1,472,000 or 22% from the same quarter in fiscal year 1994. For the first six months, sales amounted to $15,459,000, up $1,458,000 or 10% from a year ago. Compared to the first quarter of this fiscal year, sales increased $1,063,000 or 15%.

For the quarter, the Company reported an operating profit of $105,000 and net income of $169,000 or $.03 per share. Last year, the Company incurred an operating loss of $765,000 and a net loss of $749,000 or $.12 per share in the second quarter. For the first six months of this fiscal year, the Company incurred an operating loss of $414,000 and a net loss of $307,000 or $.05 per share. Last year, for the first six months, the Company reported an operating loss of $1,471,000 and a net loss of $1,416,000 or $.22 per share. The improved profitability this quarter and for the first half was the result of higher sales volume with a generally favorable sales mix, selective price increases and the benefits of continuing cost reduction efforts, particularly the elimination of excess manufacturing capacity and unprofitable products.

Commercial revenues for the quarter, which amounted to $7,814,000 or 95% of total sales, were up $1,694,000 or 28% from the same quarter a year ago. For the same time period, military sales totalled $447,000 or 5% of total sales, a decline of 33% from the second quarter of last year. This decrease was primarily due to the sale of the Fused Fiberoptics business in fiscal year 1994. On a year-to-date basis, commercial revenues were $14,756,000 or 95% of sales while military sales amounted to $703,000 or 5% of sales.

For the quarter, shipments of Office Products, consisting primarily of components for a variety of Xerox copiers, were up 30% from the second quarter a year ago and set a new record. For the year-to-date, Office Products sales increased by 21%. Demand for dicorotrons continued to be strong with the majority of units being used as replacements in existing copiers. Dicorotrons utilize the Company's proprietary glass-coated wire technology and are used to generate ions to charge a copier's photoreceptor.

Sales of Remote Sensor Products, which consist of sensors and systems to monitor industrial processes utilizing on-line, remote, infrared spectroscopy systems increased 55% from the corresponding quarter a year ago and 54% on a year-to-date basis. The Company continued to develop new products for this business and received favorable reactions to several which were introduced at a trade show this quarter.

Scientific Detector Products revenues also showed a gain versus last year, being up 28% from the corresponding quarter and up 15% for the first six months. The three major product lines which are included in this business, namely Channeltron[registered trademark] single-channel detectors, microchannel plates and microchannel plate-based detectors and assemblies, all registered sales gains ranging from 8% to 50% for the quarter.

In the Medical Products business, shipments of medical endoscopes continued to be low while the Company is managing the market introduction of these products. Limited clinical trials of endoscopes for least-invasive arthroscopic surgical procedures are currently underway, and the Company has finalized an agreement with a medical distribution company for exclusive sale and distribution of one of its endoscope products for the North American market.

The Company's Forest, Virginia facility is still being held for sale and is being actively marketed. The expenses associated with that facility were accrued for at the end of fiscal year 1993. The remaining accrual balance is believed to be adequate for the expenses which are expected for the remainder of this fiscal year.


FINANCIAL CONDITION
- -------------------

The Company's working capital at March 31, 1995, of $13,889,000 increased $920,000 from the balance at September 30, 1994, of $12,969,000. The cash and short-term investments balance at March 31, 1995 was $5,964,000 versus $6,185,000 at September 30, 1994. The change in working capital was primarily due to an increase in inventories to support the higher level of sales partially offset by reductions in accounts receivable and cash.

The Company considers its working capital position to be adequate to support its currently planned operations and does not anticipate a need for external financing.

Capital spending for the quarter amounted to $351,000. This compares with $578,000 of capital expenditures in the second quarter of fiscal year 1994.
For the year-to-date, capital spending this year was $450,000 versus $1,214,000 for the first six months last year. The higher capital spending last year was the result of investments related to the consolidation of the Company's manufacturing facilities.

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on January 26, 1995, the shareholders of the Company elected four directors. The votes were as follows:

                                                                                  Abstentions
                                             Votes Cast          Votes             and Broker
                                                For            Withheld            Non-Votes
                                             ------------------------------------------------
     William t. burgin                       5,082,662          47,773               --
     Allen e. busching                       5,082,962          47,473               --
     Kenneth w. draeger                      5,079,462          50,973               --
     William t. hanley                       5,075,389          55,046               --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a.  Exhibits: Exhibit 11 - Calculation of Earnings Per Share.

                       Exhibit 27 - Financial Data Schedule (EDGAR filing only).


         b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GALILEO ELECTRO-OPTICS CORPORATION


     Dated:  May 9, 1995                /s/ William T. Hanley
                                        --------------------------------------
                                        William T. Hanley, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)


                                        /s/ Josef W. Rokus
                                        --------------------------------------
                                        Josef W. Rokus, Vice President,
                                        Finance and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                       GALILEO ELECTRO-OPTICS CORPORATION
                               INDEX TO EXHIBITS




         Exhibit No.                                                           Page No.
         -----------                                                           --------
              11             Calculation of Earnings Per Share                   14

              27             Financial Data Schedule                            EDGAR
                                                                                Filing
                                                                                 Only