Form 10-Q
period 1994-06-30
GALILEO ELECTRO OPTICS CORP
filed 1995-08-02
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended JUNE 30, 1995

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, PAR VALUE $.01:   6,483,432 SHARES OUTSTANDING AT
                                JUNE 30, 1995.

                      Index to Exhibits appears on Page 13

                       GALILEO ELECTRO-OPTICS CORPORATION
                                     INDEX

                                                                      Page No.
                                                                      --------
Part I.       Financial Information:

Consolidated Condensed Balance Sheets -
 June 30, 1995 and September 30, 1994 ................................   3

Consolidated Condensed Statements of Income - Three months
 ended and nine months ended June 30, 1995 and June 30, 1994..........   5

Consolidated Condensed Statements of Cash Flows -
 Nine months ended June 30, 1995 and June 30, 1994....................   6

Notes to Consolidated Condensed Financial Statements..................   8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations..................................   9


PART II.      Other Information:

Other Information.....................................................  11

Index to Exhibits.....................................................  13

Exhibit 11.0 - Calculation of Earnings Per Share......................  14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       GALILEO ELECTRO-OPTICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                              Unaudited              Audited
                                            June 30, 1995         Sept. 30, 1994
                                            ------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                    $ 6,856                $ 6,185
  Accounts receivable, net                       5,387                  5,190
  Refundable income taxes, net                      17                     17
  Inventories:
    Finished goods                                 131                     31
    Work-in-process                                213                    352
    Raw materials                                4,837                  4,324
                                            ------------------------------------
                                                 5,181                  4,707
  Deferred income taxes                            460                    460
  Other current assets                             196                    149
                                            ------------------------------------
    Total current assets                        18,097                 16,708

Assets held for sale, net                        2,345                  2,345
Property, plant and equipment:
  Land, buildings and improvements              16,065                 16,066
  Machinery, equipment and furniture            23,955                 24,186
  Capital projects in process                    1,266                    643
                                            ------------------------------------
                                                41,286                 40,895
  Less accumulated depreciation                (21,270)               (19,202)
                                            ------------------------------------
    Net property, plant and equipment           20,016                 21,693

Other assets, net                                2,793                  2,875
                                            ------------------------------------
Total assets                                   $43,251                $43,621
                                            ====================================

See accompanying notes.

                                 - Continued -

                       GALILEO ELECTRO-OPTICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                                          Unaudited             Audited
                                                        June 30, 1995        Sept. 30, 1994
                                                        -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $ 1,656               $ 2,200
  Accrued liabilities                                         1,431                 1,539
                                                        -----------------------------------
    Total current liabilities                                 3,087                 3,739

Deferred income taxes                                           620                   620
Long-term obligation -- Capital lease                           184                    42
Accrued postretirement benefits other than
  pensions                                                      634                   605
Shareholders' equity:
  Common stock                                                   65                    65
  Additional paid-in capital                                 42,237                42,192
  Accumulated deficit                                        (3,576)               (3,642)
                                                        -----------------------------------
    Total shareholders' equity                               38,726                38,615
                                                        -----------------------------------
Total liabilities and shareholders' equity                  $43,251               $43,621
                                                        ===================================

See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (In thousands of dollars except share and per share data)
                                   UNAUDITED

                                               Three Months Ended              Nine Months Ended
                                            ------------------------        -------------------------
                                              6/30/95        6/30/94          6/30/95         6/30/94
                                            ------------------------        -------------------------
Net sales                                      $8,817         $7,859          $24,276         $21,860
Cost of sales                                   6,557          5,789           18,083          16,644
                                            ------------------------        -------------------------
Gross profit                                    2,260          2,070            6,193           5,216

Operating expenses:
  Engineering                                     712            868            2,650           2,943
  Selling & administrative                      1,246          1,174            3,655           3,716
                                            ------------------------        -------------------------
                                                1,958          2,042            6,305           6,659
                                            ------------------------        -------------------------
Operating profit (loss)                           302             28             (112)         (1,443)

Other income                                       95             99              242             190
                                            ------------------------        -------------------------
Income (loss) before income taxes                 397            127              130          (1,253)

Provision for income taxes                         24             21               64              57
                                            ------------------------        -------------------------
Net income (loss)                              $  373         $  106          $    66         $(1,310)
                                            ========================        =========================
Net income (loss) per common and
  common equivalent share
  outstanding                                  $  .06         $  .02          $   .01         $  (.20)
                                            ========================        =========================
Weighted average common and common
  equivalent shares outstanding             6,520,394      6,473,654        6,494,093       6,473,654

See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED

                                                                         Nine Months Ended
                                                                         -----------------
                                                                  June 30, 1995      June 30, 1994
                                                                  --------------------------------
Cash flows from operating activities:

  Cash received from customers                                      $24,079             $22,676
  Cash paid to suppliers and employees                              (23,149)            (23,058)
  Other income received                                                  77                  82
  Interest paid                                                          (9)                (14)
  Investment income received                                            219                 122
  Income taxes paid                                                     (23)                (27)
                                                                  --------------------------------
     Net cash provided (used) by operating
       activities                                                     1,194                (219)

Cash flows from investing activities:

  Proceeds from sales of assets                                         100                   8
  Capital expenditures                                                 (619)             (1,258)
                                                                  --------------------------------
     Net cash used in investing activities                             (519)             (1,250)

Cash flows from financing activities:

  Principal payments under capital lease obligations                    (49)                (46)
  Proceeds from issuance of common stock                                 45                  --
                                                                  --------------------------------
     Net cash used by financing activities                               (4)                (46)
Net increase (decrease) in cash and cash
  equivalents                                                           671              (1,515)

Cash and cash equivalents at beginning of period                      6,185               6,530
                                                                  --------------------------------
Cash and cash equivalents at end of period                          $ 6,856             $ 5,015
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




                                 - Continued -

                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED


                                                                                Nine Months Ended
                                                                                -----------------
                                                                        June 30, 1995      June 30, 1994
                                                                        --------------------------------
 Reconciliation of net income (loss) to net cash used by
 operating activities:

 Net income (loss)                                                         $    66            $(1,310)
 Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation and amortization                                           2,434              2,575
     Provision for losses on accounts receivable, net                           --               (264)
     Deferred taxes                                                             --                (12)
     Postretirement benefits                                                    29                 24
     Gain on sale of fixed assets                                              (49)                --
     Loss on cancellation of lease                                              37                 --
     Refundable income taxes                                                    --                 17
 Increase (decrease) in cash from changes in operating
   assets and liabilities:
     Accounts receivable                                                      (197)             1,136
     Inventories                                                              (474)              (536)
     Other current assets                                                      (47)                24
     Other assets, net                                                          14                 25
     Accounts payable                                                         (544)               591
     Accrued liabilities                                                       (75)            (2,489)
                                                                        --------------------------------

       Total adjustments                                                     1,128              1,091
                                                                        --------------------------------

 Net cash provided (used) by operating activities                           $1,194            $  (219)
                                                                        ================================


See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995 and the results of operations and cash flows for the three and nine month periods ended June 30, 1995 and 1994.


2. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Company's Annual Report for fiscal year 1994.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the quarter ended June 30, 1995 were $8,817,000, an increase of $958,000 or 12% from the same quarter in fiscal year 1994. Commercial revenues for the quarter, which amounted to $8,379,000 or 95% of total sales, were up $1,269,000 or 18% from the same quarter a year ago. For the first nine months, sales amounted to $24,276,000, up $2,416,000 or 11% from a year ago.

For the quarter, the Company reported an operating profit of $302,000 and net income of $373,000 or $.06 per share compared to an operating profit of $28,000 and a net profit of $106,000 or $.02 per share last year.

For the first nine months of this fiscal year, the Company had an operating loss of $112,000 and a net profit of $66,000 or $.01 per share. Last year, for the first nine months, the Company reported an operating loss of $1,443,000 and a net loss of $1,310,000 or $.20 per share.

For the quarter, sales of Office Products continued to be strong, up 30% from the corresponding quarter a year ago and setting a new record. Shipments of dicorotrons, the glass-coated wire assembly used in copiers to charge the photoreceptor, as well as of several other electro-mechanical assemblies used in a variety of Xerox copiers, exceeded expectations. On a year-to-date basis, Office Products sales were up 24% from the same period in fiscal year 1994 with sales to Xerox Corporation comprising 53% of the Company's total sales for the period.

Sales of sensors and systems to monitor industrial processes utilizing on-line, remote infrared spectroscopy systems, which comprise the Company's Remote Sensor Products business, were up significantly in the third quarter as well as for the first nine months of this fiscal year. The Company is benefiting from the introduction of several new products such as the IR Link(TM) Hand-Held Diffuse Reflectance System. This system permits the fast and easy identification and analysis of raw materials in a manufacturing operation's incoming inspection area, thereby eliminating the need for the taking of samples, transporting those samples to a quality control laboratory for analysis and communicating the results back to the incoming inspection area.

Scientific Detector Products revenues this quarter also showed a gain versus the third quarter last year with particularly strong sales to the semiconductor manufacturing industry. The Company also completed work under its $1.9 million contract with the National Institute of Standards and Technology to develop new fabrication methods for microchannel plates. For the first nine months of this year, Scientific Detector Products sales were up 11% over last year with engineering billings, shipments of Channeltrons(R) single channel electron multipliers and microchannel plates higher while sales of microchannel plate assemblies declined.

In the Medical Products business, sales of medical endoscopes in the third quarter, as well as on a year-to-date basis, accounted for a small portion of total revenues as clinical trials of arthroscopes for least-invasive surgical procedures are continuing. In addition to a previously announced distribution agreement with Millenium Medical, the Company is in the process of establishing additional North American and international distribution channels for its medical products.

The improvements in operating profit and net profit after tax this quarter and for the first nine months were primarily the result of higher sales volume in most of the Company's businesses, a favorable sales mix in some of those businesses and lower operating expenses. The Company is also continuing to benefit from cost reduction and efficiency improvements, such as the consolidation of its manufacturing operations completed last fiscal year, which resulted in record productivity levels this quarter as measured by sales per employee.

The Company's Forest, Virginia, facility is still being held for sale and is being actively marketed. The expenses associated with the facility were accrued for at the end of fiscal year 1993. The remaining accrual balance is believed to be adequate for the expenses which are expected for the remainder of this fiscal year.


FINANCIAL CONDITION

The Company's working capital at June 30, 1995 of $15,010,000 increased $2,041,000 from the balance at September 30, 1994 of $12,969,000. The cash and short-term investments balance at June 30, 1995 was $6,856,000 versus $6,185,000 at September 30, 1994. The change in working capital was primarily due to an increase in cash as well as an increase in inventories to support the higher level of sales and a reduction in accounts payable. The Company considers its working capital position to be adequate to support its currently planned operations and does not anticipate a need for external financing.

Capital spending for the quarter amounted to $169,000. This compares with $44,000 of capital expenditures in the third quarter of fiscal year 1994. Capital spending year-to-date has been $619,000 versus $1,258,000 for the first nine months last year. The higher capital spending last year was the result of investments related to the consolidation of the Company's manufacturing facilities.

                          PART II.  OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


            a.  Exhibits:

                   11     Calculation of Earnings per Share

                   27     Financial Data Schedule (EDGAR filing only)


            b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GALILEO ELECTRO-OPTICS CORPORATION


Dated:  July 28, 1995                   /s/ William T. Hanley
                                        ----------------------------------
                                        William T. Hanley, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)


                                        /s/ Josef W. Rokus
                                        ----------------------------------
                                        Josef W. Rokus, Vice President,
                                        Finance and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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