Form 10-K405
period 1995-09-30
GALILEO ELECTRO OPTICS CORP
filed 1995-12-28
CIK 711425

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1995

Commission File Number:  0-11309

                      GALILEO ELECTRO-OPTICS CORPORATION
            (Exact name of Registrant as specified in its charter)

DELAWARE                                                 04-2526583
(State of Incorporation)                    (I.R.S. Employer Identification No.)

GALILEO PARK, P.O. BOX 550, STURBRIDGE, MASSACHUSETTS 01566
(Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code:  (508) 347-9191

Securities registered pursuant to Section 12(b) of the Act:

        NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------
                 (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X           NO
                              -----             ------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

        As of December 15, 1995, 6,506,932 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $65,069,320.

Documents incorporated by reference:
        Portions of Registrant's proxy statement dated December 11, 1995 are incorporated by reference into Part III of this report.


                 The Index to Exhibits is located on Page 39.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------


                                    PART I

Item 1.     BUSINESS
            --------

                                   General
                                   -------

                  Galileo Electro-Optics Corporation (the "Company") was
            incorporated in Delaware in 1973 as the successor to a business which was founded in 1959.

                  Since its formation in 1973, the Company has been engaged in developing, manufacturing and marketing fiberoptic and electro-optic components which transmit, sense or intensify light or images and a variety of components for office copiers. In fiscal year 1995, the Company's products were sold primarily to original equipment manufacturers (OEMs) for use in electronic imaging, scientific, analytical, office products and medical applications (approximately 95% of sales) and in military night vision devices (approximately 5% of sales). The Company's capabilities in the formulation of specialty glass and experience in fiberoptic and electro-optic technology are fundamental to the development and manufacture of its products. Although the Company purchases a large quantity of its glass requirements, it also owns and operates a specialty glass manufacturing plant which enables it to develop experimental glass formulations and respond quickly to unique customer requirements.

                  The Company operates in a single industry segment.  Prior to fiscal year 1995, the Company had segregated its operations into five product lines for marketing and manufacturing purposes. As a result of the sale of a substantial portion of the Fused Fiberoptic Products business in fiscal year 1994 as described further in the Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report, the Electro-Optic Components business was eliminated and the Company's businesses were classified into the following four product lines in fiscal year 1995.


            Office Products
            ---------------

                  Sales of Office Products accounted for 54%, 49% and 40% of the
            Company's net sales for fiscal years 1995, 1994 and 1993, respectively. These products are used in a variety of applications to improve the reliability and performance of high-volume, high-speed copiers and laser printers as well as high-performance desk-top copiers and ion deposition printers. Xerox Corporation is the principal customer for these products.

                  The Company's highest volume product is the dicorotron, for which it is currently the sole source of supply to Xerox. The dicorotron, which utilizes the Company's proprietary glass-coated wire technology, generates ions which charge a copier's photoreceptor during the image transfer process. The quality, cost-effectiveness, reliability and extended product life of the dicorotron have been key to the success of the product. The Company also supplies other electromechanical assemblies to Xerox which are used in a variety of copiers. The majority of the Office Products sold by the Company to Xerox are used as replacement units in existing copiers.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

        Scientific Detector Products
        ----------------------------

                Sales of Scientific Detector Products accounted for 34%, 35% and 34% of the Company's net sales for fiscal years 1995, 1994 and 1993, respectively. The principal products within Scientific Detector Products are the following:

                        SINGLE CHANNEL DETECTORS are small glass tubes with
                semiconducting inner surfaces which emit electrons when struck by sub-atomic particles, photons or other electrons. This electron emission process is repeated many times along the length of the tube in a multiplying sequence, whereby one electron, ion or photon entering at one end of the tube generates a pulse containing millions of electrons at the other end of the tube, which pulse can easily be measured as it emerges. The major application of this product is as the detecting element in a mass spectrometer. Mass spectrometers identify the atoms of unknown elements by determining atomic mass through the measurement of velocity or path of movement and are used in such industries as biotechnology and pharmaceutical as well as in drug screening applications. A detector recognizes the time or the place at which an atom exits from the vacuum chamber of the spectrometer and thereby permits the identification of the unknown atom.

                        The Company's Channeltron[REGISTERED TRADEMARK] and
                Spiraltron[TRADEMARK] Single Channel Detectors have replaced the complex multi-electrode structure of older detectors and require only a single two-terminal power supply. The simplicity of the Company's Detectors, their mechanical ruggedness and their resistance to contamination in service have led to their adoption as the preferred detector in mass spectrometers, ultraviolet spectrometers and in a growing range of surface-scanning instruments. The Company's Detectors are used by all major mass spectrometer manufacturers, and, in many cases, the Company is the single source.

                        DETECTOR ASSEMBLIES AND SYSTEMS consist of multichannel
                electron multipliers, which multiply electrons that enter the channels of the device, mated with fiberoptic, mechanical and electronic components. These value-added devices are used as ion, X-ray or particle detectors in scientific instrumentation. The Company provides these detector assemblies primarily to the major manufacturers of analytical instrumentation and to the research community.

                        MICROCHANNEL PLATES (MCPs) are multichannel electron
                multipliers. The initial manufacturing process of MCPs is similar to that of a Fused Fiberoptic Product in that a small wafer-thin fused fiberoptic disc is produced. However, MCPs are further processed by etching out the core of each fiber to produce hollow channels, approximately 10 microns in diameter, the surfaces of which are semiconducting. Each channel serves as a microscopic single channel electron multiplier, multiplying the electrons that enter the channel in order to intensify faint electron images.

                        The Company manufactures an improved, long-life MCP
                with enhanced gain stability, resulting in improved brightness and a significantly longer life expectancy than other MCPs available in the marketplace. The Company's MCPs are used primarily in military night vision devices as an integral part of the image intensification process. MCPs are also employed in electron and field-ion microscopes and in high-speed oscilloscopes.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

        Remote Sensor Products
        ----------------------

                Sales of Remote Sensor Products accounted for 3%, 2% and 3% of the Company's net sales for fiscal years 1995, 1994 and 1993, respectively. Remote Sensor Products provide technically advanced, cost-effective solutions for industrial process monitoring with on-line, remote, infrared spectroscopy systems. Applications are found in markets where cost controls and manufacturing yields are critical to profitability, including the chemical, food, beverage, petrochemical, semiconductor, environmental, textile and pharmaceutical industries.

                The Company's infrared transmitting fiberoptic cables are integrated with on-line sensors which identify a material's chemical signature and transmit that data to a spectrometer for analysis. Applications for this technology include raw materials screening, moisture content and octane measurements, and the monitoring of a variety of manufacturing processes. The Company's IR Link[TRADEMARK] Systems, a family of integrated sensors and accessories, are valuable for monitoring quality and also reduce costs by moving process analysis from the laboratory directly to the manufacturing line. IR Link Multi-Channel Systems allow up to seven sensing points to be monitored using just one analytical instrument, resulting in process analysis systems which provide the lowest cost-per-measurement.

                The Company also manufactures several different probes, sensors or cells, depending upon the specific application. High-pressure liquid and gas cells are designed to monitor heated and pressurized liquid and gas side-streams. Web sensors monitor materials, such as films, plastics and polymers, while immersible transmission probes can be installed on-line or dipped into liquid samples or liquid streams, and diffuse reflectance systems analyze samples such as powders, slurries and textiles. These accessories help provide immediate, analytical feedback which enables customers to make instantaneous adjustments to their processes and allows them to reduce costs, improve quality and raise productivity.


        Medical Products
        ----------------

                Sales of Medical Products accounted for 9%, 14% and 23% of the Company's net sales for fiscal years 1995, 1994 and 1993, respectively. The principal products within Medical Products are the following:

                        ENDOSCOPES are used for minimally invasive surgery and
                use a combination of glass rods and plastic lenses resulting in a high-quality, low-cost device in single-use or limited reuse applications for arthroscopic surgery. Other endoscopes in prototype development use the Company's patented Fractal Fiberoptics[TRADEMARK] architecture and Integral Contrast Enhancement, ICE[TRADEMARK], technology to create fiberoptics that are defect-free, producing clear, sharp images for the surgeon.

                        As a result of improvements in the manufacturing
                process, the Company has developed the Galaxy endoscope which incorporates improvements to the Company's original disposable endoscope. These improvements facilitate the use of this product in the limited reuse and reusable endoscope markets. The Company currently has permission from the FDA to market several of its endoscopes -- creating the opportunity to offer products directly to end-users and speed time-to-market for its OEM partners.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                        FUSED FIBEROPTIC PRODUCTS are formed by fusing
                large numbers of optical fibers together to form a rigid structure containing several million fibers per square inch. These products have the unique characteristic of transferring an image on one surface to the opposite surface with minimal loss of resolution. The most common form of these products is known as a fiberoptic faceplate, a circular or rectangular optical plate made in varying sizes and thicknesses and finished to optical specifications. Fiberoptic faceplates are frequently used in electron tubes, particularly in military night vision image intensifier tubes, to preserve the detail of optical images transmitted through them. In specialty camera applications, fiberoptic faceplates are used to extend the focal plane of a camera to accommodate different films and Polaroid film attachments.

                        Since the sale of a substantial portion of the
                Fused Fiberoptic Products business in fiscal year 1994, the Company has been phasing down this product line and expects to stop manufacturing Fused Fiberoptic Products early in fiscal year 1996.

                        FLEXIBLE FIBEROPTIC PRODUCTS are used to transmit light
                ("lightguides") or images ("imagescopes") in a flexible format and employ much longer fibers than do Fused Fiberoptic Products. Lightguides are used to supply remote illumination in flexible probes in a variety of lengths and formats depending upon customer requirements. Lightguides can also be used as sensors to detect signals, position, dimensions, images and many other physical phenomena. The applications for lightguides and sensors range from counting, positioning and dimensional measurements to laser delivery systems and remote spectroscopy. A remote spectroscopy system makes it possible to take a measurement of chemical constituents of a sample on-line and on a real-time basis using fiberoptic cables to transfer the information to the spectrometer. Outside the visible light spectrum, lightguides fabricated from ultraviolet transmitting glasses are used for the curing of resins. Imagescopes are image transfer devices capable of monitoring remote events and inspecting otherwise inaccessible or hazardous areas. Imagescopes are used in a variety of applications such as tank sights, periscopes and industrial endoscopes.



                       Research and New Product Development
                       ------------------------------------

                The Company's scientists and engineers conduct research and development in glass, fiberoptic and electro-optic technologies to develop new products and to enhance and expand applications for existing products. The Company's expenditures for research and development were approximately $3,054,000, $3,685,000 and $4,764,000 in fiscal years 1995, 1994 and 1993, respectively.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                Current projects include the following: fibers usable as lasers and optical amplifiers, fiberoptic devices for medical imaging and laser power delivery, systems and devices for infrared fiber-based process remote spectroscopy, improved Channeltrons[REGISTERED TRADEMARK], MCP-based devices for medical imaging and astrophysics research and advanced detectors for scientific instruments. In addition, programs are continuing to improve the manufacturing efficiency as well as the quality of all of the Company's products.


                                     Marketing
                                     ---------

                The Company's strategy is to supply technologically advanced fiberoptic and electro-optic components and electromechanical assemblies. Customers include large OEMs and end-users of products produced by such OEMs. The Company is continuing to broaden and solidify its technical relationship with its customers. Marketing and sales activities are focused on technical support of existing products, development of future products and technologies, and on providing cost-effective solutions to complex problems.


                                     Customers
                                     ---------

                Sales to Xerox Corporation were 51.9% of net sales in fiscal year 1995. In total, the Company's top twenty customers accounted for 80.5% of sales.


                                   Export Sales
                                   ------------

                Export sales to foreign customers amounted to approximately $6,284,000, $5,060,000 and $5,857,000 in fiscal years 1995, 1994 and
        1993, respectively, principally in Europe and Japan. In addition, sales to domestic affiliates of foreign customers and to domestic customers, both for export by the purchaser, amounted to approximately $325,000, $837,000 and $710,000 in fiscal years 1995, 1994 and 1993, respectively.


                            Raw Materials and Supplies
                            --------------------------

                The principal raw materials and supplies used by the Company in the manufacture of its products are glass tubing and glass core bars, chemicals for glass manufacture, and purchased parts for commercial assemblies. The Company has not experienced any shortages in the past and does not anticipate any future shortages or unavailability of these items. Most of these items are available from alternative sources. In order to maintain a competitive advantage in quality and price, the Company has determined that it is economically attractive to purchase high quality optical glass from a major domestic source and is purchasing the majority of its glass from this supplier. The Company has maintained its own in-house capability to produce these glasses and other lower volume compositions and to facilitate research and development of new glasses.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                                   Patents
                                   -------

                While the Company possesses many patents which relate to its technology, it does not believe that the protection offered by these patents is of material importance to the success of its business. The Company believes that its success depends primarily on its development, manufacturing and marketing skills.


                                   Backlog
                                   -------

                At September 30, 1995, the sales backlog was $8,552,000, all of which is scheduled for shipment during fiscal year 1996.


                                 Competition
                                 -----------

                The Company's competitive position depends primarily upon the technological development of its products, as well as service, quality and price. Some of the Company's competitors are divisions of major corporations, including Schott Glaswerke and Litton Industries, Inc., which have greater financial resources than the Company.


                                  Employees
                                  ---------

                As of September 30, 1995, the Company had 204 full-time employees, none of whom is a party to a collective bargaining agreement with the Company. Of these employees, 166 were engaged in direct manufacturing, maintenance, engineering, quality assurance and related manufacturing support functions, 14 in sales and marketing and 24 in administration and finance. The Company believes that it has good relations with its employees.



Item 2.  PROPERTIES
         ----------

                The Company's corporate headquarters are located in Sturbridge, Massachusetts, where the Company owns three buildings, with a total of 197,000 square feet on a 56 acre tract. Two of these buildings house a glass plant, draw towers, clean rooms, furnaces and ovens, extruding, etching, grinding and polishing equipment, and assembly, research, test and inspection equipment principally for manufacturing Office Products, Medical Products and Remote Sensor Products. The third building is used primarily for manufacturing Scientific Detector Products.

                In Forest, Virginia, the Company owns a 61,000 square foot manufacturing facility on 51 acres of land which it purchased in fiscal year 1988. During the fourth quarter of fiscal year 1993, the Company decided to consolidate its manufacturing operations in Sturbridge, Massachusetts. This consolidation was completed in the first half of fiscal year 1994, and the Forest, Virginia, facility has been for sale since that time. The Company is in the process of finalizing negotiations for the sale of the facility, and it expects the sale to be completed early in fiscal year 1996.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

Item 3.  LEGAL PROCEEDINGS
         -----------------
                There are no material pending legal proceedings outside the ordinary course of business to which the Company is a party or to which any of its property is subject.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                There were no matters submitted during the fourth quarter of fiscal year 1995 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.



EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The following table indicates the names and ages of all executive officers of the Company and the offices held by each:



                   Name           Age              Officer
                   ----           ---              -------

             William T. Hanley     48    President and Chief Executive Officer
                                         and Director

             Josef W. Rokus        53    Vice President, Finance and
                                         Chief Financial Officer and Corporate
                                         Secretary

             David W. Skiles       49    Vice President, Sales and Marketing



         Each officer serves for a term extending until the meeting of directors following the next annual meeting of shareholders and until a successor is elected and qualified or until earlier resignation or removal.


                Mr. Hanley holds a B.S. degree in Glass Science from Alfred University and an A.S. degree from Corning Community College. He joined Galileo in 1982 as Vice President of Manufacturing, was subsequently appointed Executive Vice President and Chief Operating Officer prior to being appointed President, Chief Executive Officer and Director in 1984. Prior experience includes positions as Manufacturing Manager, Fiber Optics for Times Fiber Communications, Inc., a manufacturer of fiberoptic products, and key managerial positions with Corning Incorporated, a specialty glass manufacturer.

                Mr. Rokus holds an M.B.A. in Finance from The Tuck School, Dartmouth College and an M.S. and B.S. in Electrical Engineering from the University of Illinois. Mr. Rokus joined Galileo as Vice President, Manufacturing in 1984, was appointed Vice President, Corporate Development in 1986 and Vice President, Finance in 1988. He was named Chief Financial Officer in 1990 and Corporate Secretary in 1993. Prior experience includes management and controller positions with Corning Incorporated, a specialty glass manufacturer.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                Mr. Skiles holds a B.S. in Chemistry from Frostburg State College. Prior to joining Galileo in 1992, Mr. Skiles was Director of Sales for the MilliGen Division of Millipore Corp., a manufacturer of biotechnology products from 1988 to 1991, and prior to that he was Vice President, Marketing, ESA, Inc., a manufacturer of analytical and clinical instruments and supplies, and National Sales Manager for Waters Associates, Inc., a manufacturer of chromotography instruments and supplies.



                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

                The Company's Common Stock is traded in the over the counter market, and prices are quoted on the Nasdaq National Market System under the symbol GAEO. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq.



                        Fiscal 1994        Low       High
                        -----------        ---       ----

                        1st Quarter     $3-1/2       $5
                        2nd Quarter      3-5/8        4-1/2
                        3rd Quarter      3-1/8        4-1/8
                        4th Quarter      2-3/4        3-7/8


                        Fiscal 1995        Low       High
                        -----------        ---       ----

                        1st Quarter     $3-1/8       $4-7/8
                        2nd Quarter      3-3/4        5-3/4
                        3rd Quarter      4-1/4        8
                        4th Quarter      6-7/8        8-1/2


         The Company had 508 shareholders of record as of December 15, 1995.


                               Dividend Policy
                               ---------------

                The Company has not paid any dividends since 1979. The Company's policy is to retain earnings to provide funds for the operation and expansion of its business, and it does not anticipate paying cash dividends in the foreseeable future.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

Item 6.  SELECTED FINANCIAL DATA
         -----------------------


                                                                          Years ended September 30,
(Dollars in thousands, except per share data)             1995           1994          1993          1992         1991
------------------------------------------------------------------------------------------------------------------------

Net sales                                              $34,043         $30,241      $ 34,307       $32,886      $35,968

Operating profit (loss)                                    836          (1,296)      (10,512)       (1,911)      (4,332)

Other income, net                                          356             244           211           327          395
                                                  ----------------------------------------------------------------------

Income (loss) before income taxes and
 cumulative effect of a change in accounting
 for postretirement benefits other than pensions         1,192          (1,052)      (10,301)       (1,584)      (3,937)

Provision (benefit) for income taxes                        82              69          (469)         (542)      (1,358)
                                                  ----------------------------------------------------------------------

Income (loss) before cumulative effect of a
 change in accounting for postretirement
 benefits other than pensions                            1,110          (1,121)       (9,832)       (1,042)      (2,579)

Cumulative effect of a change in accounting for
 postretirement benefits other than pensions                --              --          (430)           --           --
                                                  ----------------------------------------------------------------------
Net income (loss)                                      $ 1,110         $(1,121)     $(10,262)      $(1,042)     $(2,579)
------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common and common
 equivalent share outstanding:

  Before cumulative effect of a change in
   accounting for postretirement benefits
   other than pensions                                 $   .17         $  (.17)     $  (1.53)      $  (.16)     $  (.41)
                                                  ----------------------------------------------------------------------
  Cumulative effect of a change in accounting
   for postretirement benefits other than
   pensions                                                 --              --          (.07)           --           --
                                                  ----------------------------------------------------------------------
Net income (loss)                                      $   .17         $  (.17)     $  (1.60)      $  (.16)     $  (.41)
------------------------------------------------------------------------------------------------------------------------

Weighted average common and common
 equivalent shares outstanding                       6,507,603       6,473,654     6,434,361     6,360,434    6,336,746
------------------------------------------------------------------------------------------------------------------------


                                                                                As of September 30,
                                                         1995            1994          1993          1992         1991
------------------------------------------------------------------------------------------------------------------------

Working capital                                        $18,744         $12,969       $11,271       $16,263      $15,120

Property, plant and equipment, net                      19,635          21,693        24,900        31,529       33,664

Total assets                                            45,163          43,621        47,915        54,127       54,262

Shareholders' equity                                    39,774          38,615        39,736        49,523       50,429


GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

As an aid to understanding the Company's operating results, the following table summarizes the percentage relationships to net sales of income and expense items included in the Consolidated Statements of Operations for 1995, 1994 and 1993 and the changes in those items from the respective prior years.


                                                                                                   Percentage
            Income and                                                                        Increase (Decrease)
         Expense Items as a                                                                       Years Ended
         Percentage of Sales                                                                      September 30,

                                                                                        1994         1993          1992
                                                                                         to           to            to
  1995         1994          1993       Income and Expense Items                        1995         1994          1993
------------------------------------------------------------------------------------------------------------------------------
 100.0%       100.0%        100.0%      Net sales                                       12.6%       (11.9)%         4.3%
  72.4         75.0          79.2       Cost of sales                                    8.8        (16.5)         17.7
------------------------------------------------------------------------------------------------------------------------------
  27.6         25.0          20.8       Gross profit                                    24.5          5.7         (27.2)

  10.2         12.7          15.6       Engingeering expense                            (8.9)       (28.7)         (8.7)
  14.9         16.6          17.9       Selling and administrative expenses              1.2        (18.3)          5.3
    --           --          17.9       Restructuring cost                                --            *             *
------------------------------------------------------------------------------------------------------------------------------
   2.5         (4.3)        (30.6)      Operating profit (loss)                            *            *             *

   1.0           .8            .6       Other income, net                               45.9         15.6         (35.5)
------------------------------------------------------------------------------------------------------------------------------
   3.5         (3.5)        (30.0)      Income (loss) before income taxes                  *            *             *

    .2           .2          (1.4)      Provision (benefit) for income taxes            18.8            *             *
------------------------------------------------------------------------------------------------------------------------------
   3.3         (3.7)        (28.6)      Net income (loss) before effect of                 *            *             *
                                        accounting change for postretirement
                                        benefits other than pensions
------------------------------------------------------------------------------------------------------------------------------

*Not meaningful




RESULTS OF OPERATIONS

Fiscal Year 1995 Compared to Fiscal Year 1994
---------------------------------------------

Net sales in fiscal year 1995 of $34,043,000 increased 13% from sales of $30,241,000 in fiscal year 1994 with sales volume increasing in three of the Company's four businesses. Commercial sales increased 18% from fiscal year 1994 and set a new record of $32,337,000, while military sales declined 37%.
Military sales represented 5% of total sales in 1995 versus 9% of total sales in 1994. Operating profit for 1995 amounted to $836,000 versus an operating loss of $1,296,000 in 1994 with a net profit of $1,110,000, or $.17 per share, as compared to a net loss of $1,121,000, or $.17 per share, in 1994.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

The improvement in profitability was the result of higher sales volume in most of the Company's businesses, a favorable sales mix, selective price increases, the elimination of certain unprofitable product lines and the reduction of fixed costs, primarily due to the consolidation of the Company's manufacturing operations in fiscal year 1994.

In the Office Products business, sales increased 24% from the previous year and reached a new high of $18,226,000. These products include dicorotron glass-coated wire assemblies, which utilize the Company's proprietary technology to generate ions which charge the photoreceptor in office copiers, as well as a variety of other components for copiers and laser and ion deposition printers. Most Office Products sales are for the replacement market. Xerox Corporation is the largest customer for these products as well as the Company's largest customer accounting for 52% of the Company's total revenues in 1995. Although the Company is currently the sole-source supplier of dicorotrons to Xerox Corporation, there is no long-term commitment by Xerox to purchase these components from the Company and no assurance that Xerox will not develop alternative sources of supply in the future. Demand for these products continued to be strong in fiscal year 1995 as they were designed into new products and the installed base of office machines continued to grow. In addition, moderate price increases were implemented for selective products, and several products were phased out because they did not meet the Company's profitability criteria. In fiscal year 1995, the Company established three new customers for its Office Products and started to explore new applications for its glass-coated wire technology.

Sales of Scientific Detector Products also increased from fiscal year 1994, being up $1,155,000 or 11%. This business includes Channeltron single-channel detectors, used primarily in mass spectrometers, microchannel plates and microchannel plate-based detectors and assemblies. Shipments of Channeltrons and microchannel plates were up 15% and 14%, respectively, from the previous year while sales of microchannel plate assemblies were essentially flat. Channeltron shipments increased due in part to strong demand for detectors by the semiconductor industry and the success of a new mass spectrometer detector. Also, billings for engineering services were up 10% as the Company completed its two-year, $1.9 million contract it was awarded in 1993 by the National Institute of Standards and Technology to develop new fabrication methods for microchannel plates. The product mix for this business was favorable due to higher sales of Channeltrons and microchannel plates and the above average incremental profitability associated with these products.

Sales of Remote Sensor Products were up $410,000 or 65% in fiscal year 1995 versus 1994. This business includes fiberoptic cables, sensors and systems for a variety of industrial process and telecommunications applications. Several new products were introduced to the market place this year which contributed to the higher sales, with the Hand-Held Diffuse Reflectance Probe, which is designed to perform incoming inspection of raw materials, being particularly well received. Good progress was also made in fiscal year 1995 in the development of the Fluorolase technology for use as fiber amplifiers in telecommunications applications. This business, which is currently the smallest of the Company's four businesses, is a developing business and was unprofitable at the operating profit level.

The Medical business includes fused products, flexible fiberoptic products and medical endoscopes. In fiscal year 1994, fused products and flexible products were part of the Electro-Optic Components business which was merged into the Company's present four businesses. In fiscal year 1995, sales of fused products declined 53% from the previous year due to the sale of a substantial portion of that business in fiscal year 1994 while shipments of flexible fiberoptics increased 40% from 1994.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

Sales of medical endoscopes for minimally invasive surgery applications were essentially unchanged from the 1994 level. The Company continued to improve its existing products and has been developing several low-cost, high-quality, single-use and limited re-use medical endoscopes which have successfully undergone clinical trials and are now being actively marketed through medical instrument distributors in the United States as well as abroad. Significant progress was made in the development of the Company's Fractal Fiberoptics imaging conduit which is being designed into small diameter, low-cost endoscopes. Sales of medical endoscopes constituted a small percentage of the Company's sales in fiscal year 1995, but the Company expects these sales to grow in fiscal year 1996 and beyond. The Company's medical endoscopes business is a developing business and is not yet profitable at the operating profit level.

The consolidation of manufacturing operations, which involved the relocation of the Medical, Office and Flexible Fiberoptic products from Forest, Virginia to Sturbridge, Massachusetts and which was completed in fiscal year 1994, impacted fiscal year 1995 favorably due to the reduction of fixed costs and better utilization of capacity. The consolidation was also largely responsible for achieving a record level of productivity, as measured by sales per employee, which averaged $162,000 for the entire year and reached $191,000 for the fourth quarter. The reserves related to the consolidation, which were established at the end of 1993, have been adequate since the expenditures have been consistent with management's expectations. In fiscal year 1995, these expenditures consisted primarily of maintenance costs for the Forest, Virginia facility which has been actively marketed and is expected to be sold in the early part of fiscal year 1996. At the end of fiscal year 1995, the reserve balance was $290,000 which is expected to be adequate for the anticipated ongoing expenses of that facility for a portion of fiscal year 1996. The Company believes that the facility is properly valued on the Company's books at an estimate of its net realizable value.


Fiscal Year 1994 Compared to Fiscal Year 1993
---------------------------------------------

Net sales in fiscal year 1994 of $30,241,000 declined 12% from sales of $34,307,000 in fiscal year 1993. This drop in revenue occurred primarily in Medical Products which accounted for $3,120,000 of the decline. The Company incurred an operating loss of $1,296,000 in fiscal year 1994 versus an operating loss of $10,512,000 the previous year. The net loss in fiscal year 1994 amounted to $1,121,000, or $.17 per share, as compared to a net loss of $10,262,000, or $1.60 per share, in fiscal year 1993.

The Company's results for fiscal year 1993 were significantly affected by a restructuring charge of $6,144,000 resulting from a decision to shut down its Forest, Virginia facility and consolidate all manufacturing operations in Sturbridge, Massachusetts. This restructuring charge also included a write-off of unused equipment specific to the Fused Fiberoptics business. Without the restructuring charge, the operating loss in fiscal year 1993 would have been $4,368,000. In addition, the 1993 results were affected by the adoption of Financial Accounting Standards Board Statement No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, which resulted in a one-time after tax charge of $430,000, or $.07 per share.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

The consolidation of manufacturing operations, which involved the relocation of production lines for Medical, Office and Flexible Fiberoptic Products from Forest, Virginia to Sturbridge, Massachusetts was completed by the end of the second quarter of fiscal year 1994, slightly ahead of schedule with no negative impact on deliveries or quality. The Company added some warehousing space and reconfigured some of its manufacturing space in Sturbridge to accommodate the transferred operations. Because very few of the Forest, Virginia employees were relocated, the Company realized a reduction in fixed costs related to staffing as well as in other areas. The reserves related to the consolidation which were established at the end of 1993 were adequate since the expenditures related to this project were consistent with management's expectations. These reserves were reduced during fiscal year 1994 primarily as a result of cash expenditures for the purposes intended when the reserves were established. At the end of fiscal year 1994, the reserve balance was $528,000. The Company had previously estimated that the annualized cost reduction effect of the restructuring would be approximately $3,000,000 with some of the savings benefiting selling, engineering and administrative expenses and the balance reducing fixed costs included in the cost of sales.

The reduction in fixed costs which resulted from the consolidation of manufacturing operations was primarily responsible for the improvement of profitability in the second half of fiscal year 1994. Gross profit for fiscal year 1994 of $7,548,000 increased $407,000 despite a decrease in sales from the previous year. Selling, engineering and administrative expenses declined in fiscal year 1994 by $2,665,000, primarily as a result of cost reductions resulting from the consolidation. At the operating profit level, the Office Products and Scientific Detector Products businesses were profitable.

At the end of the second quarter of fiscal year 1994, the Company completed the sale of a substantial portion of its Fused Fiberoptics business. The purchaser acquired exclusive license rights to certain technologies of the Company related to that business. However, the Company retained rights to its patented Fractal Fiberoptics technology, which it continues to use in support of the Medical Products and Scientific Detector Products businesses. The purchase price of the assets involved in the sale was $1,400,000. Of this amount, $1,271,000 was paid to the Company by the end of fiscal year 1994. There was no gain or loss to the Company on the transaction.

Sales of components for military applications declined $664,000 in      fiscal
year 1994 to $2,725,000 or 9% of total sales, a decrease of 20% from 1993. Commercial sales, which amounted to $27,516,000, or 91% of total sales, were down 11% from the previous year.

Sales of Office Products, consisting of dicorotron glass-coated wire assemblies and other components for a variety of copiers, increased to $14,690,000 and set a new record. During fiscal year 1994, the Company started to manufacture several new products at rates higher than originally anticipated in support of a new series of office machines launched by Xerox Corporation, the Company's largest customer. Approximately 60% of the Company's sales to Xerox were for the replacement market.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

Shipments of Medical Products were down $3,120,000 versus the previous year as sales of endoscopes for minimally invasive surgery declined. This decline started in the fourth quarter of 1993 when the sole customer for this product notified the Company that its requirements would be significantly less than anticipated. Under a renegotiated supply agreement with this customer, the Company has a nonexclusive license to use the endoscope technologies to develop medical imaging devices for other customers. The Company improved its existing products and developed a broad line of low-cost, high-quality single-use and limited re-use endoscopes for medical applications as well as its Microvision borescope for non-medical uses. Approvals were received from the FDA for two products in fiscal year 1994, and two additional approvals were received shortly after the end of fiscal year 1994.

In the Electro-Optic Components business, sales of fused fiberoptics, flexible fiberoptics and microchannel plates each declined approximately 10% with the drop of military sales being the principal reason of this change. Sales of Fused Fiberoptics Products, which include some components for military applications, were down also as a result of the sale of that business. Sales of engineering services, however, were up slightly due to billings related to the two-year, $1.9 million contract the Company was awarded in 1993 by the National Institute of Standards and Technology to develop new fabrication methods for microchannel plates. This program made good progress.

Sales of Scientific Detector Products were down 10% versus the previous year, as shipments of Channeltron single-channel detectors and microchannel plate-based detectors and assemblies declined. Shipments of Channeltrons were lower primarily because of a decline in sales to Hewlett-Packard. However, the Company introduced a new detector in mid-1994 in an effort to regain this lost revenue. Finally, Remote Sensor Products sales declined 18% compared to fiscal year 1993. Several more new products were scheduled for introduction in the near future in both Scientific Detector and Remote Sensor Products.



LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL POSITION

Working capital at September 30, 1995 was $18,744,000, an increase of $5,775,000 from the working capital balance of $12,969,000 at September 30, 1994. Cash and short-term investments were $8,274,000 at the end of fiscal year 1995 as compared to $6,185,000 at the end of the previous fiscal year, for an increase of $2,089,000. The increase in working capital was primarily due to the increase in cash, an increase in accounts receivable of $1,771,000 which was principally attributable to strong sales at the end of the fiscal year and the reclassification of the book value of the Company's Forest, Virginia facility as a current asset. The major factors which affected the increase in cash were an increase in working capital provided by operations partially offset by an increase in accounts receivable.

Capital expenditures amounted to $988,000 versus expenditures of $1,352,000 in fiscal year 1994. The Company expects that its need for capital in 1996 will be comparable to that in fiscal year 1995. The Company has no long-term debt other than capitalized lease obligations. The nature of the Company's business is such that its sales are not subject to extended payment terms or return privileges, except for defective goods. The Company does not anticipate a need for external financing to support its currently planned operations.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                See Consolidated Financial Statements and Consolidated Financial Statement Schedules at pages 18 through 36 of this report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                Not applicable.



                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

                See "Executive Officers of the Registrant" at the end of Part I of this report and the information contained in the Company's Proxy Statement dated December 11, 1995 relating to the 1996 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors" and "Share Ownership," which information is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION
         ----------------------

                See the information contained in the Proxy Statement under the captions "Election of Directors - Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

                See the information contained in the Proxy Statement under the heading "Share Ownership," which information is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

                Not applicable.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                                      PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------


         (a) Documents filed as a part of this Form 10-K
             -------------------------------------------

             1.    Financial Statements.

             The Financial Statements filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on page 18.


             2.    Financial Statement Schedules.

             The Financial Statement Schedule filed as a part of this Form 10-K is listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on page 18.

             3.    Exhibits.

             The Exhibits filed as a part of this Form 10-K are listed on the
             Exhibit Index on page 39.


         (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Form 10-K.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                                  ITEM 14(a)

Financial Statements:
--------------------

 Report of Independent Auditors                                         19

 Consolidated Balance Sheets at September 30, 1995 and 1994             20

 Consolidated Statements of Operations for the fiscal years ended
  September 30, 1995, 1994 and 1993                                     22

 Consolidated Statements of Changes in Shareholders' Equity for the
  fiscal years ended September 30, 1995, 1994 and 1993                  23

 Consolidated Statements of Cash Flows for the fiscal years ended
  September 30, 1995, 1994 and 1993                                     24

 Notes to Consolidated Financial Statements                             25


Supplementary Information:
-------------------------

 Unaudited Quarterly Financial Information                              35


Schedules:
---------


 II. Valuation and qualifying accounts for the fiscal years ended
      September 30, 1995, 1994 and 1993                                 36


Schedules Omitted:
-----------------

 All other schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT AUDITORS




ERNST & YOUNG LLP

The Board of Directors
Galileo Electro-Optics Corporation

We have audited the accompanying consolidated balance sheets of Galileo Electro-Optics Corporation as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galileo Electro-Optics Corporation at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.

Providence, Rhode Island
October 20, 1995                             ERNST & YOUNG LLP

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------


                                                                                September 30,
(Dollars in thousands)                                          1995                                1994
----------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                                    $  8,274                            $  6,185
 Accounts receivable, less allowance of $32 in
  1995 and $25 in 1994                                           6,961                               5,190
 Refundable income taxes                                            --                                  17
 Inventories:
  Finished goods                                                    97                                  31
  Work-in-process                                                  367                                 352
  Raw materials                                                  4,418                               4,324
                                                        --------------------------------------------------------------
                                                                 4,882                               4,707

 Deferred income taxes                                             308                                 460
 Other current assets                                               97                                 149
 Assets held for sale, net                                       2,345                                  --
                                                        --------------------------------------------------------------
  Total current assets                                          22,867                              16,708

Assets held for sale, net                                           --                               2,345

Property, plant and equipment:
 Land, buildings and improvements                               16,147                              16,066
 Machinery, equipment and furniture                             23,726                              24,186
 Capital projects in process                                     1,110                                 643
                                                        --------------------------------------------------------------
                                                                40,983                              40,895
 Less accumulated depreciation                                 (21,348)                            (19,202)
                                                        --------------------------------------------------------------
  Net property, plant and equipment                             19,635                              21,693
Other assets, net                                                2,661                               2,875
                                                        --------------------------------------------------------------
Total assets                                                  $ 45,163                            $ 43,621
                                                        ==============================================================

See accompanying notes.


GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------


                                                                                September 30,
(Dollars in thousands)                                          1995                                1994
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                             $  2,412                            $  2,200
 Accrued liabilities                                             1,711                               1,539
                                                        ---------------------------------------------------------------
  Total current liabilities                                      4,123                               3,739

Deferred income taxes                                              469                                 620
Long-term obligation - Capital leases                              174                                  42
Accrued postretirement benefits other than pensions                623                                 605

Shareholders' equity:
 Common stock, $.01 par value, 18,000,000 shares
  authorized; 6,484,432 shares issued and
  outstanding in 1995 and 6,473,654 shares in 1994                  65                                  65
 Additional paid-in capital                                     42,241                              42,192
 Accumulated deficit                                            (2,532)                             (3,642)
                                                        --------------------------------------------------------------
  Total shareholders' equity                                    39,774                              38,615
                                                        --------------------------------------------------------------
Total liabilities and shareholders' equity                     $45,163                             $43,621
                                                        ==============================================================

See accompanying notes.


GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------

                                                                      Years ended September 30,
(Dollars in thousands, except per share data)                   1995            1994            1993
------------------------------------------------------------------------------------------------------------

Net sales                                                    $34,043           $30,241        $ 34,307

Cost of sales                                                 24,646            22,693          27,166
                                                        ----------------------------------------------------
Gross profit                                                   9,397             7,548           7,141

Operating expenses:
 Engineering                                                   3,486             3,828           5,368
 Selling and administrative                                    5,075             5,016           6,141
                                                        ----------------------------------------------------
                                                               8,561             8,844          11,509
Restructuring cost                                                --                --           6,144
                                                        ----------------------------------------------------
Operating profit (loss)                                          836            (1,296)        (10,512)

Other income, net                                                356               244             211
                                                        ----------------------------------------------------
Income (loss) before income taxes and
 cumulative effect of a change in
 accounting for postretirement benefits
 other than pensions                                           1,192            (1,052)        (10,301)


Provision (benefit) for income taxes                              82                69            (469)
                                                        ----------------------------------------------------
Income (loss) before cumulative effect
 of a change in accounting for post-
 retirement benefits other than pensions                       1,110            (1,121)         (9,832)

Cumulative effect of a change in accounting
 for postretirement benefits other than
 pensions                                                         --                --            (430)
                                                        ----------------------------------------------------
Net income (loss)                                            $ 1,110           $(1,121)       $(10,262)
                                                        ====================================================
Net income (loss) per common and common
 equivalent share outstanding:

  Before cumulative effect of a change
   in accounting for postretirement
   benefits other than pensions                              $   .17           $  (.17)       $  (1.53)

  Cumulative effect of a change in
   accounting for postretirement
   benefits other than pensions                                   --                --            (.07)
                                                        -----------------------------------------------------
Net income (loss)                                            $   .17           $  (.17)       $  (1.60)
                                                        =====================================================

Weighted average common and common
 equivalent shares outstanding                             6,507,603         6,473,654       6,434,361
                                                        =====================================================

See accompanying notes.


GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          ----------------------------------------------------------

                                                                                        Retained
                                                                Additional              Earnings        Total
                                                 Common           Paid-In            (Accumulated    Shareholders'
(Dollars in thousands)                            Stock           Capital               Deficit)        Equity
---------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1992                        $64            $41,718               $  7,741       $ 49,523

Net loss                                            --                 --                (10,262)       (10,262)

Exercise of stock options
 (105,884 shares)                                    1                474                     --            475
                                        -----------------------------------------------------------------------------
Balance, September 30, 1993                         65             42,192                 (2,521)        39,736

Net income (loss)                                   --                 --                 (1,121)        (1,121)
                                        -----------------------------------------------------------------------------

Balance, September 30, 1994                         65             42,192                 (3,642)        38,615

Net income (loss)                                   --                 --                  1,110          1,110

Exercise of stock options
 (10,778 shares)                                    --                 49                     --             49
                                        -----------------------------------------------------------------------------
Balance, September 30, 1995                        $65            $42,241                $(2,532)      $ 39,774
                                        =============================================================================

See accompanying notes.



GALILEO ELECTRO-OPTICS CORPORATION
------------------------------------------------------------------------------------------------
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------
                                                                    Years ended September 30,

(Dollars in thousands)                                            1995        1994        1993
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                                  $ 32,230    $ 30,213    $ 33,137
  Cash paid to suppliers and employees                           (29,644)    (30,616)    (33,383)
  Other income received                                              101          96          68
  Interest paid                                                      (15)        (17)        (22)
  Investment income received                                         315         165         165
  Income tax paid                                                    (28)        (51)        (65)
                                                                --------------------------------
      Net cash provided (used) by operating activities             2,959        (210)       (100)

Cash flows from investing activities:
  Proceeds from sales of assets                                      127       1,279          48
  Capital expenditures                                              (988)     (1,352)     (2,610)
                                                                --------------------------------
      Net cash used in investing activities                         (861)        (73)     (2,562)

Cash flows from financing activities:
  Principal payments under capital lease obligations                 (58)        (62)        (50)
  Proceeds from issuance of common stock                              49           -         475
                                                                --------------------------------
      Net cash provided (used) by financing activities                (9)        (62)        425

Net increase (decrease) in cash and cash equivalents               2,089        (345)     (2,237)
Cash and cash equivalents at beginning of year                     6,185       6,530       8,767
                                                                --------------------------------
Cash and cash equivalents at end of year                        $  8,274    $  6,185    $  6,530
                                                                ================================

Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
Net income (loss)                                               $  1,110    $ (1,121)   $(10,262)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Cumulative effect of accounting change                             -           -         578
    Restructuring charge                                               -           -       6,144
    Depreciation and amortization                                  3,186       3,353       3,781
    Provision for losses on accounts receivable, net                  42          16         122
    Gain on sale of fixed assets                                     (61)          -         (32)
    Loss on cancellation of lease                                     37           -           -
    Loss on retirement of fixed assets                                 -           -         433
    Deferred taxes                                                     -           -        (682)
    Postretirement benefits                                           18          27           -
Increase (decrease) in cash from changes in
  operating assets and liabilities:
    Accounts receivable                                           (1,813)        (27)     (1,117)
    Refundable income taxes                                           17          17          15
    Inventories                                                     (175)         38       1,304
    Other current assets                                              53         117         (63)
    Other assets, net                                                129          25        (127)
    Accounts payable                                                 212         205        (144)
    Accrued liabilities                                              204      (2,860)        (50)
                                                                --------------------------------
      Total adjustments                                            1,849         911      10,162
                                                                --------------------------------
      Net cash provided (used) by operating activities          $  2,959    $   (210)   $   (100)
                                                                ================================

See accompanying notes.


GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ACCOUNTING POLICIES
   -------------------

   ORGANIZATION - The Company develops, manufactures and markets fiberoptic and electro-optic components, assemblies and systems which transmit, sense or intensify light or images. The Company's products are sold primarily to original equipment manufacturers for applications in electronic imaging, analytical instrumentation, office equipment, medical instrumentation and process analysis. The majority of the Company's customers are located in North America with most international customers in Europe and the Far East.


   CONSOLIDATION - The consolidated balance sheets at September 30, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995, include the accounts of Galileo Electro-Optics Corporation and its wholly-owned subsidiary. Intercompany transactions have been eliminated in consolidation.


   CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

   In 1995, the capital leases pertaining to computer equipment then in effect were replaced with a new capital lease obligation of $180,000 for new computer equipment.


   INVENTORIES - Inventories are valued at the lower of cost (first in, first out) or market.


   PROPERTY, PLANT AND EQUIPMENT - Depreciation is computed using either the straight-line or accelerated methods. The estimated useful lives used in computing depreciation and amortization are:

         Buildings and improvements                     10-30 years
         Machinery, equipment and furniture              3-10 years



   ENGINEERING EXPENSE - Engineering expense includes research and development, engineering support of manufacturing operations relating to problem solving and process improvement, the preparation of bids and proposals and sales support of customers. The amounts charged to income for research and development were approximately $3,054,000, $3,685,000 and $4,764,000 for fiscal years 1995, 1994 and 1993, respectively.


   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding. The exercise of stock options has not been assumed for fiscal years 1993 and 1994 because the effect was antidilutive.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   GOODWILL - Goodwill, which is included in other assets, is being amortized on a straight-line basis over a period of forty years.


   REVENUE RECOGNITION - The Company records a sale and recognizes revenue when title passes to the customer or when services are performed in accordance with contracts.


   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


   CURRENT ACCOUNTING DEVELOPMENTS - In March and October of 1995, the Financial Accounting Standards Board issued two new statements: Statement 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of and Statement 123, Accounting for Stock Based Compensation. Statement 121 principally requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 123 encourages the expensing of the fair value of employee stock options but allows the continuance of current practice with disclosure of the pro forma effect on net income had the fair value of the options been expensed. The Company will adopt Statement 121 in the first quarter of fiscal year 1997 and is expecting to adopt Statement 123 in fiscal year 1996. Based on current circumstances, the Company does not believe the effects of adopting either of these statements will be material.


2. RESTRUCTURING
   -------------

   In 1993, the Company's operating loss included a charge of approximately $6,144,000 related to a decision to consolidate its manufacturing operations in its Sturbridge, Massachusetts, facility. As part of this consolidation, all manufacturing operations in Forest, Virginia, were relocated, and the Forest facility was shut down in fiscal year 1994 and is currently for sale. The Company expects that this facility will be sold in the early part of fiscal year 1996. The charge also included a write-off specific to the Company's Fused Fiberoptics product line, which related principally to production equipment no longer used in manufacturing.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.      RETIREMENT PLANS
        ----------------
        PENSION PLAN - The Company has a noncontributory pension plan covering substantially all employees who joined the Company prior to January 1, 1995. The Plan provides pension benefits based upon years of service and average compensation during the five years preceding retirement. The Company's policy is to fund the maximum amount that can be deducted for federal income tax purposes.

        Net pension cost consists of:
                                                                     Years ended September 30,
                                                                   1995        1994        1993
                                                                 -------------------------------
                                                                          (In thousands)
            Service cost -- benefits earned during the period    $   245     $   256      $  337
            Interest cost on projected benefit obligations           469         447         430
            Actual return on assets                               (1,447)        495        (853)
            Net amortization and deferral                            854      (1,169)        234
                                                                 -------------------------------
                                                                 $   121     $    29      $  148
                                                                 ===============================

        In 1993, the Company reduced its work force and as a result, recognized a curtailment gain of approximately $556,000.

        The assumptions used in calculating pension expense included discount rates of 8% and expected long-term rates of return on Plan assets of 9%. In addition, the rate of increase in compensation levels was assumed to be 5% for 1995 and 5.5% for 1994 and 1993.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table sets forth the Plan's funded status and amount recognized in the Company's Consolidated Balance Sheets at September 30, 1995 and 1994 for the Plan:

                                                   Years ended September 30,

                                                       1995          1994
                                                   -------------------------
                                                          (In thousands)

Actuarial present value of benefit obligations:
  Vested benefit obligations                         $(4,661)      $(4,445)
                                                   =========================
  Accumulated benefit obligations                    $(4,986)      $(4,646)
                                                   =========================
Projected benefit obligations for services
  rendered to date                                   $(6,215)      $(5,935)
Plan assets at fair value                              7,564         6,357
                                                   -------------------------

Plan assets in excess of projected benefit
  obligations                                          1,349           422
Unrecognized prior service cost                          (77)          (22)
Unrecognized net loss                                     50         1,090
Unrecognized net asset                                  (481)         (528)
                                                   -------------------------
Prepaid pension costs included in other assets       $   841       $   962
                                                   =========================

TAX DEFERRED SAVINGS PLAN - The Company has a tax deferred savings plan under
Section 401(k) of the Internal Revenue Code under which, subject to certain limitations, each eligible employee may contribute up to 15% of gross wages per year. The Company matches 50% of the first 6% of employee contributions. Company contributions to the Plan were approximately $139,000, $126,000 and $147,000 in fiscal years 1995, 1994 and 1993, respectively.


OTHER RETIREMENT PLANS - In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit postretirement medical and life insurance plan that covers substantially all of its full-time employees. Employees who retire from the Company and who have attained age 65 with 15 years of service (10 years of service for employees hired before October 1, 1989) and who were hired prior to October 1, 1993 are eligible. Employees who retired prior to October 1, 1989 are not required to contribute; employees who retired after October 1, 1989 contribute a portion of the cost beyond a Company subsidy. The plan is not funded.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In 1993, the Company adopted Financial Accounting Standards Board Statement
No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company elected to immediately recognize the accumulated liability, measured as of October 1, 1992. This resulted in a one-time, after tax charge of $430,000 or $.07 per share. The tax benefit of adoption was approximately $138,000. Aside from the one-time effect of this adjustment, adoption of Statement 106 was not material to 1993 financial results. Previously reported first quarter 1993 results have been restated to reflect the accumulated postretirement benefit obligation recognition. Postretirement benefit costs for years prior to 1993, which were recorded on a cash basis, have not been restated.

The actuarial and recorded liabilities for this plan were as follows:

                                                                        Years ended September 30,

                                                                             1995       1994
                                                                        -------------------------
                                                                              (In thousands)
Accumulated postretirement benefit obligation:

  Retirees                                                                   $391       $429
  Fully eligible active plan participants                                      21         37
  Other active plan participants                                              160        169
                                                                        -------------------------
    Accumulated postretirement benefit obligation                             572        635
  Plan assets at fair value                                                    --         --
                                                                        -------------------------
  Unfunded accumulated benefit obligation in excess of plan assets            572        635
  Unrecognized net gain (loss)                                                 51        (30)
                                                                        -------------------------
    Accrued postretirement benefit cost                                      $623       $605
                                                                        =========================

Net periodic postretirement benefit cost in 1995 and 1994
  includes the following components:
                                                                              (In thousands)
  Service cost                                                               $ 12       $ 17
  Interest cost                                                                43         49
                                                                        -------------------------
    Net periodic postretirement benefit cost                                 $ 55       $ 66
                                                                        =========================


For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1995. The rate was assumed to decrease gradually down to 6% for fiscal year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995 by $35,000 (or by 6%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1995 by $3,600 (or by 6.5%).

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.      LEASE COMMITMENTS
        -----------------

        The cost of computer equipment capitalized under capital lease agreements approximated $180,000 and $284,000 as of September 30, 1995 and 1994, respectively. Associated accumulated amortization as of September 30, 1995 and 1994 approximated $18,000 and $186,000, respectively. Future minimum lease payments relating to the computer equipment under capital leases as of September 30, 1995 are as follows:


                1996                                             $ 56,750
                1997                                               56,750
                1998                                               56,750
                1999                                               56,750
                2000                                               36,500
                                                                 --------
                Total minimum lease payments                      263,500
                    Less amount representing imputed interest      51,000
                                                                 --------
                Net present value, minimum lease payments         212,500
                    Less current portion                           38,300
                                                                 --------
                Long-term portion of lease obligation            $174,200
                                                                 ========


        Minimum rental commitments under all noncancelable operating leases, primarily machinery and equipment, in effect at September 30, 1995 are $78,000, $45,000, $43,000, $33,000 and $14,000 in fiscal years 1996,
        1997, 1998, 1999 and 2000, respectively.

        Total rental expense for all operating leases was approximately $145,000, $149,000 and $184,000 in fiscal years 1995, 1994 and 1993, respectively.


5.      COMMON STOCK

        Employee Stock Option Plan - Under the Company's 1991 Stock Option Plan, which succeeded the 1981 Stock Option Plan, the Plan Administrative Committee of the Board of Directors may grant options to purchase common stock to officers and key employees of the Company and its subsidiary. The stock options are exercisable at a price not less than the fair market value of the common stock on the date of grant. The Plan also provides that the Committee may issue stock appreciation rights. The exercise price of the stock appreciation rights may not be less than the fair market value of the common stock on the date of grant or if issued with a stock option, the exercise price of the related option. Stock appreciation rights provide for the issuance of common stock, or the payment of cash, or a combination of both equal to the difference between the exercise price of the stock appreciation right and the fair market value of the common stock on the date of exercise.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Transactions during the last three years under the 1981 Stock Option Plan and the 1991 Stock Option Plan are summarized as follows:

                                   Shares       Price Range       Aggregate
                                  --------------------------------------------
  Balance, September 30, 1992        359,902     $4.375 - 7.500     $1,757,000
    Granted                           25,000      5.250 - 6.750        146,000
    Exercised                       (105,884)     4.375 - 4.625       (475,000)
    Cancelled                        (35,348)     4.375 - 7.500       (174,000)
                                    --------                        ----------
  Balance, September 30, 1993        243,670      4.375 - 7.500      1,254,000
    Granted                           15,000      3.000 - 3.625         51,250
    Exercised                             --                 --             --
    Cancelled                        (46,267)     3.625 - 7.500       (271,239)
                                    --------                        ----------
  Balance, September 30, 1994        212,403      3.000 - 7.500      1,034,011
    Granted                           92,000      4.625 - 8.250        722,125
    Exercised                        (10,778)     4.438 - 4.625        (49,287)
    Cancelled                        (41,778)     3.625 - 7.500       (189,443)
                                    --------                        ----------
  Balance, September 30, 1995        251,847     $3.000 - 8.250     $1,517,406


As of September 30, 1995, 214,000 option shares were available for grant under the 1991 Plan, and 137,597 options were exercisable at prices ranging from $3.00 to $7.50, aggregating approximately $672,239 under the 1981 and 1991 Plans. The remainder of the outstanding options become exercisable on various dates through 1999.


DIRECTOR STOCK OPTION PLAN - Under the Company's 1989 Director Stock Option Plan, each non-employee director as of March 15, 1989 was granted nonstatutory options to purchase 10,000 shares of the Company's common stock, 5,000 of which became exercisable immediately and 1,250 of which became exercisable on each of the next four anniversaries of the date of grant. Options to purchase 5,000 shares of common stock are granted automatically to each new non-employee director on the date of the director's first election, with 25 percent of the shares becoming exercisable on each of the next four anniversaries of the date of grant. A director may be granted options only once. The option exercise price is the fair market value of the common stock on the date of grant.

Under the Director Stock Option Plan as of September 30, 1995, 20,000 shares were exercisable at prices ranging from $4.875 to $9.00 per share, aggregating $157,813. Options covering 70,000 shares remain available for grant under the Director Stock Option Plan. No options under the Plan have been exercised.

GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the capital accounts. The Company recognizes a tax benefit upon exercise of nonstatutory options in an amount equal to the difference between the option price and the fair market value of the common stock. With respect to incentive stock options, tax benefits arising from disqualifying dispositions are recognized at the time of disposition. Tax benefits related to stock options are credited to additional paid-in capital.

        EMPLOYEE STOCK PURCHASE PLAN - The Company has an Employee Stock Purchase Plan under which it contributes up to 37.5% of amounts contributed by participating employees to a combined maximum of $1,375 per calendar year. All contributions are made to a trust for investment in the Company's common stock. Shares are purchased in the open market. The Plan held 26,357 and 26,091 shares at September 30, 1995 and 1994, respectively.

6.      MAJOR CUSTOMERS AND EXPORT SALES
        --------------------------------

        Sales were made to certain customers in amounts exceeding 10% of consolidated revenues in fiscal years 1995, 1994 and 1993, respectively. Sales to these customers were as follows:

                                               Years ended September 30,

                                               1995       1994       1993
                                            -------------------------------
                                                       (in thousands)

                Customer A                    $17,674    $14,330    $13,348
                Customer B                          *          *      3,549

                *Less than 10% of consolidated revenues.

        Export sales to various foreign customers amounted to approximately $6,284,000, $5,060,000 and $5,857,000 in fiscal years 1995, 1994 and
        1993, respectively. In addition, sales to domestic affiliates of foreign customers and to domestic customers, both for export by the purchaser, amounted to approximately $325,000, $837,000 and $710,000 in fiscal years 1995, 1994 and 1993, respectively.

        At September 30, 1995 and 1994, accounts receivable from Customer A, a Fortune 100 office products manufacturer, represented approximately 51% and 38%, respectively, of total accounts receivable. The Company extends credit based on evaluating individual customers' financial condition, and collateral is generally not required. Credit losses are provided for in the financial statements and have historically been within management's expectations.

GALILEO ELECTRO-OPTICS CORPORATION
-------------------------------------------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


7.  Income Taxes
    ------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1995 and 1994, respectively, are as follows:

                                                Years ended September 30,
                                                    1995         1994
                                                -------------------------
                                                      (In thousands)
Deferred tax liabilities:
 Tax over book depreciation                       $ 2,502      $ 2,671
 Pension cost                                         329          368
                                                -------------------------
  Total deferred tax liabilities                    2,831        3,039

Deferred tax assets:
 Inventory adjustments                                543          806
 Restructuring accruals                               124          214
 Other accruals                                       478          448
 Net operating loss carryforwards                   5,424        5,257
 General business credits                           1,188        1,043
                                                -------------------------
  Total deferred tax assets                         7,757        7,768

 Valuation allowance for deferred tax assets       (5,086)      (4,889)
                                                -------------------------

  Net deferred tax assets                           2,671        2,879
                                                -------------------------
 Net deferred tax liabilities                     $   160      $   160
                                                =========================



The net change in the total valuation allowance for the fiscal years ended September 30, 1995 and 1994 amounted to increases of $197,000 and $398,000, respectively.

GALILEO ELECTRO-OPTICS CORPORATION
-------------------------------------------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Significant components of the provision for income taxes are as follows:


                                           Years ended September 30
                                     1995            1994            1993
                                -----------------------------------------------
                                                (In thousands)
     Current:
         Federal                    $  --           $  --           $  --
         State                         82              69              75
                                -----------------------------------------------
                                       82              69              75
     Deferred:
         Federal                       --              --            (510)
         State                         --              --             (34)
                                -----------------------------------------------
                                       --              --            (544)
                                -----------------------------------------------
         Total                      $  82           $  69           $(469)
                                ===============================================


The reconciliation of the statutory federal income tax rate and the effective tax rate is as follows:


                                           Years ended September 30
                                     1995            1994            1993
                                -----------------------------------------------
                                                (In thousands)
Income tax benefit per
 statutory rate                      34.0%           34.0%            34.0%
Utilization of net operating
 loss carryforwards                 (32.9)            --               --
Loss on which no income
 tax benefits realized                --            (34.8)           (30.3)
State income taxes, net of
 federal income tax benefit           4.5            (3.8)             (.2)
Other                                 1.3            (2.0)             1.1
                                -----------------------------------------------
                                      6.9%           (6.6)%            4.6%
                                ===============================================

        At September 30, 1995, the Company had net operating loss carryforwards of $12,487,000 for income tax purposes that expire in years 2006 through 2010.

GALILEO ELECTRO-OPTICS CORPORATION
-------------------------------------------------------------------------------

                  UNAUDITED QUARTERLY FINANCIAL INFORMATION
-------------------------------------------------------------------------------

(Dollars in thousands, except per share data)


Fiscal Year 1995                      Dec. 31   March 31   June 30   Sept. 30
-------------------------------------------------------------------------------

Net sales                             $7,198    $8,261     $8,817    $9,767
Cost of sales                          5,553     5,973      6,557     6,563
                                   --------------------------------------------
Gross profit                           1,645     2,288      2,260     3,204
Operating expenses                     2,164     2,183      1,958     2,256
                                   --------------------------------------------
Operating profit (loss)                 (519)      105        302       948
Other income, net                         67        80         95       114
                                   --------------------------------------------
Income (loss) before income taxes       (452)      185        397     1,062
Provision for income taxes                24        16         24        18
                                   --------------------------------------------
Net income (loss)                     $ (476)   $  169     $  373    $1,044
                                   ============================================
Net income (loss) per common
 and common equivalent share          $ (.07)   $  .03     $  .06    $  .16
                                   ============================================

Fiscal Year 1994                      Dec. 31   March 31   June 30   Sept. 30
-------------------------------------------------------------------------------

Net sales                             $7,212    $6,789     $7,859    $8,381
Cost of sales                          5,581     5,274      5,789     6,049
                                   --------------------------------------------
Gross profit                           1,631     1,515      2,070     2,332
Operating expenses                     2,337     2,280      2,042     2,185
                                   --------------------------------------------
Operating profit (loss)                 (706)     (765)        28       147
Other income, net                         57        34         99        54
                                   --------------------------------------------
Income (loss) before income taxes       (649)     (731)       127       201
Provision for income taxes                18        18         21        12
                                   --------------------------------------------
Net income (loss)                     $ (667)   $ (749)     $ 106     $ 189
                                   ============================================
Net income (loss) per common
 and common equivalent share          $ (.10)   $ (.12)     $ .02     $ .03
                                   ============================================


GALILEO ELECTRO-OPTICS CORPORATION
--------------------------------------------------------------------------------

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

COLUMN A              COLUMN B    COLUMN C    COLUMN D    COLUMN E    COLUMN F
--------------------------------------------------------------------------------
                                  ADDITIONS  ADDITIONS   DEDUCTIONS
                     BALANCE AT  CHARGED TO  CHARGED TO  WRITTEN OFF  BALANCE AT
                      BEGINNING   COST AND     OTHER       AGAINST      END OF
DESCRIPTION           OF PERIOD   EXPENSES    ACCOUNTS     RESERVE      PERIOD
--------------------------------------------------------------------------------

SEPTEMBER 30, 1993:
-------------------
Allowance for
 doubtful accounts       194         177         --           55          316


SEPTEMBER 30, 1994:
-------------------
Allowance for
 doubtful accounts       316          16         --          307           25


SEPTEMBER 30, 1995:
-------------------
 Allowance for
  doubtful accounts       25          42         --           34           33


GALILEO ELECTRO-OPTICS CORPORATION
-------------------------------------------------------------------------------




                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Galileo Electro-Optics Corporation



Dated:  December 15, 1995

                                   /s/ William T. Hanley
                                   --------------------------------
                                   William T. Hanley, President and
                                   Chief Executive Officer

GALILEO ELECTRO-OPTICS CORPORATION
-------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 1995.







                              /s/ William T. Hanley
                              -------------------------------------------------
                              William T. Hanley, President and Chief Executive Officer and Director (Principal Executive Officer)


                              /s/ Josef W. Rokus
                              -------------------------------------------------
                              Josef W. Rokus, Vice President, Finance
                              (Principal Financial and Accounting Officer)


                              /s/ William T. Burgin
                              -------------------------------------------------
                              William T. Burgin
                              Director


                              /s/ Allen E. Busching
                              -------------------------------------------------
                              Allen E. Busching
                              Director


                              /s/ Kenneth W. Draeger
                              -------------------------------------------------
                              Kenneth W. Draeger
                              Director


                              /s/ Robert D. Happ
                              -------------------------------------------------
                              Robert D. Happ
                              Director

GALILEO ELECTRO-OPTICS CORPORATION
-------------------------------------------------------------------------------



                              INDEX TO EXHIBITS

Exhibit                                                                   Page
-------                                                                   ----
  2.1   Asset Purchase Agreement between the Company and Incom, Inc.
        dated April 28, 1994 (filed as exhibit 2.1 to the Registrant's
        Form 10-Q for the quarter ended June 30, 1994, file no. 0-11309, and herein incorporated by reference).

  2.2   License Agreement between the Company and Incom, Inc. dated
        April 28, 1994 (filed as exhibit 2.2 to the Registrant's Form
        10-Q for the quarter ended June 30, 1994, file no. 0-11309, and herein incorporated by reference).

  2.3 Amendment No. 1 to the License Agreement between the Company and Incom, Inc. dated September 29, 1994 (filed as exhibit 2.3 to the Registrant's Form 10-K for the year ended September 30, 1994, file no. 0-11309, and hereby incorporated by reference).

  2.4   Promissory Note from Incom, Inc. to the Company dated
        September 29, 1994 (filed as exhibit 2.4 to the Registrant's
        Form 10-K for the year ended September 30, 1994, file no. 0-11309, and hereby incorporated by reference).

  3.1 Registrant's Restated Certificate of Incorporation and amendment thereto (filed as exhibit 4.1 to the Registrant's registration statement on Form S-2, file no. 33-13752, and hereby incorporated herein by reference).

  3.2 Registrant's amended and restated By-Laws (filed as exhibit 4.2 to the Registrant's registration statement on Form S-2, file no. 33-13752, and hereby incorporated herein by reference).

  4.1   Specimen Certificate of the Registrant's Common Stock
        (filed as exhibit 4.1 to the Registrant's registration statement on Form S-2, file no. 33-13752, and hereby incorporated herein by reference).

  4.2 Shareholder's Agreement dated September 12, 1979, together with First Amendment dated September 5, 1980, Second
        Amendment dated February 5, 1981, and Third Amendment dated November 30, 1982 (filed as exhibit 4.2 to the Registrant's registration statement on Form S-1, file no. 2-81090, and hereby incorporated herein by reference).

  4.3 Form of Employee Shareholder Agreement together with list of individuals who are parties thereto and form of Amendment to Employee Shareholder Agreement together with list of individuals who are parties thereto (filed as exhibit 4.3 to the Registrant's registration statement on Form S-1, file no. 2-81090, and hereby incorporated herein by reference).



GALILEO ELECTRO-OPTICS CORPORATION
-------------------------------------------------------------------------------



                              INDEX TO EXHIBITS
                                 (Continued)

Exhibit                                                                   Page
-------                                                                   ----

  10.1  Lease dated May 31, 1978 between Venture II and Galite,
        Inc. together with Guaranty of said lease by Registrant and Modification of lease dated December 15, 1978 (filed as exhibit 10.3 to the Registrant's registration statement on Form S-1, file no. 2-81090, and hereby incorporated herein by reference).

  10.2 Indemnification agreement dated September 15, 1981, regarding Wallingford Lease between Registrant, Galite,
        Inc. and Pirelli Cable Corporation (filed as exhibit 10.5 to the Registrant's registration statement on Form S-1, file no. 2-81090, and hereby incorporated herein by reference).

  10.3  Stock option plan adopted November 20, 1981, as amended
        (filed as exhibit 10.4 to the Registrant's Form 10-K for the year ended September 30, 1988, file no. 0-11309, and hereby incorporated herein by reference).

  10.4 Director stock option plan adopted March 15, 1989 (filed as an exhibit to the Registrant's proxy statement dated
        December 18, 1989, and hereby incorporated herein by reference).

  10.5 Stock option plan adopted October 23, 1991 (filed as an exhibit to the Registrant's proxy statement dated
        December 17, 1991, and hereby incorporated herein by reference).

  11    Computation of net income (loss) per common and common
        equivalent share.                                               41

  23    Consent of Independent Auditors for incorporation by
        reference in previously filed Registration Statements.          42

  27    Financial Data Schedule (for electronic filing only).




Executive Compensation Plans and Arrangements
---------------------------------------------

Exhibits 10.3, 10.4 and 10.5 are management contracts or compensatory plans or arrangements in which the executive officers or directors of the Company participate.