Form 10-Q
period 1995-12-31
GALILEO ELECTRO OPTICS CORP
filed 1996-02-08
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q


  /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended DECEMBER 31, 1995

                                       or

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from
                                           ---------------------
                                        to
                                           ---------------------

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

                              YES  /X/     NO / /
                                   ---        ---

Indicate the number of shares outstanding of the Issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, PAR VALUE $.01:  6,506,932 SHARES OUTSTANDING AT
                               DECEMBER 31, 1995.

                       GALILEO ELECTRO-OPTICS CORPORATION
                                     INDEX





                                                                                Page No.
                                                                                --------
PART I.   Financial Information:


Consolidated Condensed Balance Sheets -
 December 31, 1995 and September 30, 1995...................................        3

Consolidated Condensed Statements of Operations - Three
 months ended December 31, 1995 and December 31, 1994.......................        5

Consolidated Condensed Statements of Cash Flows -
 Three months ended December 31, 1995 and December 31, 1994.................        6

Notes to Consolidated Condensed Financial Statements........................        8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations........................................        9



PART II.  Other Information:


Other Information...........................................................       11

Index to Exhibits...........................................................       13

Exhibit 11 - Calculation of Earnings Per Share..............................       14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       GALILEO ELECTRO-OPTICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)


                                         Unaudited       Audited
                                       Dec. 31, 1995  Sept. 30, 1995
                                       -------------  --------------
ASSETS
------
Current assets:
 Cash and cash equivalents              $  9,589       $  8,274
 Accounts receivable, net                  5,843          6,961
 Inventories:
  Finished goods                             280             97
  Work-in-process                            453            367
  Raw materials                            4,192          4,418
                                        --------       --------
                                           4,925          4,882
 Deferred income taxes                       308            308
 Other current assets                        100             97
 Assets held for sale, net                 2,345          2,345
                                        --------       --------
  Total current assets                    23,110         22,867

Property, plant and equipment:
 Land, buildings and improvements         16,147         16,147
 Machinery, equipment and furniture       23,726         23,726
 Capital projects in process               1,624          1,110
                                        --------       --------
                                          41,497         40,983
 Less accumulated depreciation           (22,140)       (21,348)
                                        --------       --------
  Net property, plant and equipment       19,357         19,635

Other assets, net                          2,645          2,661
                                        --------       --------
Total assets                            $ 45,112       $ 45,163
                                        ========       ========

See accompanying notes.


                                 - Continued -

                       GALILEO ELECTRO-OPTICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)



                                               Unaudited       Audited
                                             Dec. 31, 1995  Sept. 30, 1995
                                             -------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                              $ 1,123         $ 2,412
  Accrued liabilities                             1,689           1,711
                                                -------         -------
  Total current liabilities                       2,812           4,123

Deferred income taxes                               469             469
Long-term obligation -- Capital leases              174             174
Accrued postretirement benefits other than
 pensions                                           653             623

Shareholders' equity:
 Common stock                                        65              65
 Additional paid-in capital                      42,383          42,241
 Accumulated deficit                             (1,444)         (2,532)
                                                -------         -------
  Total shareholders' equity                     41,004          39,774
                                                -------         -------
Total liabilities and shareholders' equity      $45,112         $45,163
                                                =======         =======

See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (In thousands of dollars except share and per share data)
                                   UNAUDITED


                                              Three Months Ended
                                         ----------------------------
                                         Dec. 31, 1995  Dec. 31, 1994
                                         -------------  -------------
Net sales                                   $8,353         $7,198
Cost of sales                                5,486          5,553
                                            ------         ------
Gross profit                                 2,867          1,645

Selling, engineering and
 administrative expenses                     2,162          2,164
                                            ------         ------
Operating profit (loss)                        705           (519)

Other income                                   118             67
                                            ------         ------
Income (loss) before income taxes
 and extraordinary gain                        823           (452)

Provision (benefit) for income taxes          (107)            24
                                            ------         ------
Income (loss) before extraordinary
 gain                                          930           (476)

Extraordinary gain on receipt and sale
 of stock (net of income tax expense
 of $161)                                      158             --
                                            ------         ------
Net income (loss)                           $1,088         $ (476)
                                            ======         ======
Net income (loss) per common and common
 equivalent share outstanding:

 Before extraordinary gain                  $  .14         $ (.07)

 Effect of extraordinary gain                  .02             --
                                            ------         ------
Net income (loss)                           $  .16         $ (.07)
                                            ======         ======
Weighted average common and common
 equivalent shares outstanding           6,595,383      6,473,654

See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED


                                                             Three Months Ended
                                                        ----------------------------
                                                        Dec. 31, 1995  Dec. 31, 1994
                                                        -------------  -------------
Cash flows from operating activities:
-------------------------------------

 Cash received from customers                             $ 9,453        $ 6,995
 Cash paid to suppliers and employees                      (8,238)        (7,306)
 Other income                                                   3              1
 Interest paid (primarily capital lease)                       (5)            (4)
 Investment income received                                   120             70
 Taxes paid                                                   (40)           (11)
                                                          -------        -------
  Net cash provided (used) by operating activities          1,293           (255)


Cash flows from investing activities:
-------------------------------------

 Proceeds from receipt and sale of stock                      403             --
 Capital expenditures                                        (514)           (99)
                                                          -------        -------
  Net cash used in investing activities                      (111)           (99)


Cash flows from financing activities:
-------------------------------------

 Principal payments under capital lease                        (9)           (17)
 Proceeds from issuance of common stock                       142             --
                                                          -------        -------
  Net cash received (used) by financing activities            133            (17)

Net increase (decrease) in cash and cash
 equivalents                                                1,315           (371)

Cash and cash equivalents at beginning of period            8,274          6,185
                                                          -------        -------
Cash and cash equivalents at end of period                $ 9,589        $ 5,814
                                                          =======        =======

See accompanying notes.

                                 - Continued -

                       GALILEO ELECTRO-OPTICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED


                                                             Three Months Ended
                                                        ----------------------------
                                                        Dec. 31, 1995  Dec. 31, 1994
                                                        -------------  -------------
Reconciliation of net income (loss) to net cash
provided (used) by operating activities:
----------------------------------------


Net income (loss)                                          $ 1,088         $(476)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
  Extraordinary gain on receipt and sale of stock             (319)           --
  Depreciation and amortization                                809           812
  Provision for losses on accounts receivable, net             (18)          (11)
  Postretirement benefits                                       30             7
Increase (decrease) in cash from changes in operating
 assets and liabilities:
  Accounts receivable                                        1,136          (180)
  Inventories                                                  (43)         (142)
  Other current assets                                          (3)           99
  Other assets, net                                             --            34
  Accounts payable                                          (1,289)         (387)
  Accrued liabilities                                          (98)          (11)
                                                           -------         -----
   Total adjustments                                           205           221
                                                           -------         -----
Net cash provided (used) by operating activities           $ 1,293         $(255)
                                                           =======         ======

See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 1995 and the results of operations and cash flows for the three month periods ended December 31, 1995 and 1994.


2. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Company's Annual Report for fiscal year 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the quarter ended December 31, 1995 were $8,353,000, an increase of $1,155,000 or 16% from the same quarter a year ago. Operating profit amounted to $705,000 while net income was $1,088,000, or $.16 per share, which included an extraordinary gain, net of taxes, of $158,000, or $.02 per share, from the receipt and sale of stock following the demutualization of the Company's health insurance carrier. For the first quarter of last year, the Company reported an operating loss of $519,000 and a net loss of $476,000, or $.07 per share.

The improvement in profitability resulted primarily from higher sales volume in three of the Company's four businesses, a better product mix, selective price increases, continued cost reduction programs and productivity improvements.

The Office Products business experienced a 32% sales gain, driven by continuing strong demand for dicorotrons and by selective price increases implemented at the beginning of the fiscal year. Dicorotrons, for which the Company is currently the sole source of supply to Xerox Corporation, generate ions which charge a copier's photoreceptor. A number of products were also phased out due to their lower profitability.

Sales of Scientific Detector Products decreased 4% from the same quarter a year ago primarily due to the completion last year of the $1.9 million contract with the National Institute of Standards and Technology to develop new fabrication techniques for microchannel plates. Excluding this activity, sales of Scientific Detector Products were up 11%. Shipments of microchannel plates, which are used in image intensification and research and development applications, were particularly strong, being up 27% for the quarter. Also, sales of detector assemblies rose 9% while shipments of Channeltron single channel detectors were down slightly.

Sales of Medical Products, although still modest, are trending upward with the Company focusing on gaining market penetration for new endoscopes. Engineering development work on two endoscopes for spinal procedures for Sofamor Danek, a manufacturer of spinal surgical devices, is being completed, and other product developments are being aggressively pursued. The Company has received its first order for medical endoscopes from an international distributor as well as its first production order for the Sofamor Danek scopes. Finally, shipments of Remote Sensor Products, consisting of infrared spectroscopy systems and accessories for on-line monitoring of industrial processes, were also up from the same quarter a year ago. The Medical Products and Remote Sensor Products businesses are developing businesses and are not yet profitable at the operating profit level.

Shortly after the end of the first quarter, the Company's Forest, Virginia facility, which had been held for sale since it was closed in fiscal year 1994, was sold. The Company does not expect any material financial impact as a result of the sale.


FINANCIAL CONDITION

The Company's working capital at December 31, 1995, of $20,298,000 increased $1,554,000 from the balance at September 30, 1995, of $18,744,000. The cash and short-term investments balance at December 31, 1995 was $9,589,000 versus $8,274,000 at September 30, 1995. The change in working capital was primarily due to an increase in cash and a decrease in accounts payable partially offset by a decrease in accounts receivable.

The Company considers its working capital position to be adequate to support its currently planned operations and does not anticipate a need for external financing.

Capital spending for the quarter amounted to $514,000. This compares with $99,000 of capital expenditures in the first quarter of fiscal year 1995. The higher capital spending was the result of investments related to tooling, molds and a variety of equipment to upgrade the Company's manufacturing processes.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a. Exhibits:  Exhibit 11 - Calculation of Earnings Per Share.


         b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GALILEO ELECTRO-OPTICS CORPORATION


Dated:  February 7, 1996       /s/ William T. Hanley
                               -----------------------------------------
                               William T. Hanley, President and
                               Chief Executive Officer (Principal
                               Executive Officer)


                               /s/ Josef W. Rokus
                               -----------------------------------------
                               Josef W. Rokus, Vice President,
                               Finance and Chief Financial Officer
                               (Principal Financial and Accounting
                               Officer)

                       GALILEO ELECTRO-OPTICS CORPORATION
                               INDEX TO EXHIBITS





Exhibit No.                                     Page No.
-----------                                     --------
    11       Calculation of Earnings Per Share     14