Form 10-Q
period 1996-03-31
GALILEO ELECTRO OPTICS CORP
filed 1996-05-10
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q



    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 1996

                                       or

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

                  YES X       NO
                     ---        ---

Indicate the number of shares outstanding of the Issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01:    6,532,779 SHARES OUTSTANDING AT
                                 APRIL 30, 1996.

                       GALILEO ELECTRO-OPTICS CORPORATION
                                      INDEX




                                                                       Page No.
                                                                       --------
PART I.  Financial Information:

Consolidated Condensed Balance Sheets -
 March 31, 1996 and September 30, 1995..............................       3

Consolidated Condensed Statements of Income - Three months
 ended and six months ended March 31, 1996 and March 31, 1995.......       5

Consolidated Condensed Statements of Cash Flows -
 Six months ended March 31, 1996 and March 31, 1995.................       6

Notes to Consolidated Condensed Financial Statements................       8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations................................       9



PART II. Other Information:

Other Information...................................................      11

Index to Exhibits...................................................      13

Exhibit 11 - Calculation of Earnings Per Share......................      14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      GALILEO ELECTRO-OPTICS CORPORATION

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In thousands of dollars)


                                           Unaudited       Audited
                                         Mar. 31, 1996  Sept. 30, 1995
                                         -------------  --------------

ASSETS
- ------

Current assets:
  Cash and cash equivalents                $ 13,467      $  8,274
  Accounts receivable, net                    5,696         6,961
  Inventories:
    Finished goods                              152            97
    Work-in-process                             456           367
    Raw materials                             4,215         4,418
                                           --------      --------
                                              4,823         4,882
  Deferred income taxes                         308           308
  Other current assets                          275            97
  Assets held for sale, net                      --         2,345
                                           --------      --------
    Total current assets                     24,569        22,867

Property, plant and equipment:
  Land, buildings and improvements           16,147        16,147
  Machinery, equipment and furniture         23,449        23,726
  Capital projects in process                 2,545         1,110
                                           --------      --------
                                             42,141        40,983
  Less accumulated depreciation             (22,776)      (21,348)
                                           --------      --------
    Net property, plant and equipment        19,365        19,635

Other assets, net                             2,632         2,661
                                           --------      --------
Total assets                               $ 46,566      $ 45,163
                                           ========      ========


See accompanying notes.


                                  - Continued -

                      GALILEO ELECTRO-OPTICS CORPORATION

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In thousands of dollars)


                                           Unaudited       Audited
                                         Mar. 31, 1996  Sept. 30, 1995
                                         -------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                           $ 1,229        $ 2,412
  Accrued liabilities                          1,664          1,711
                                             -------        -------
    Total current liabilities                  2,893          4,123

Deferred income taxes                            469            469
Long-term obligation -- Capital leases           174            174
Accrued postretirement benefits other than
  pensions                                       663            623

Shareholders' equity:
  Common stock                                    65             65
  Additional paid-in capital                  42,485         42,241
  Accumulated deficit                           (183)        (2,532)
                                             -------        -------
    Total shareholders' equity                42,367         39,774
                                             -------        -------
Total liabilities and shareholders' equity   $46,566        $45,163
                                             =======        =======




See accompanying notes.

                      GALILEO ELECTRO-OPTICS CORPORATION

                                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (In thousands of dollars except share and per share data)
                                                        UNAUDITED



                                                       Three Months Ended            Six Months Ended
                                                    -----------------------     ------------------------
                                                     3/31/96       3/31/95       3/31/96        3/31/95
                                                     -------       -------       -------        -------

Net sales                                           $   9,283     $   8,261     $  17,636      $  15,459
Cost of sales                                           5,667         5,973        11,153         11,526
                                                    ---------     ---------     ---------      ---------
Gross profit                                            3,616         2,288         6,483          3,933

Selling, engineering and
  administrative expenses                               2,537         2,183         4,699          4,347
                                                    ---------     ---------     ---------      ---------
Operating profit (loss)                                 1,079           105         1,784           (414)

Other income                                              207            80           325            147
                                                    ---------     ---------     ---------      ---------

Income (loss) before income taxes
  and extraordinary gain                                1,286           185         2,109           (267)

Provision (benefit) for income taxes                       25            16           (82)            40
                                                    ---------     ---------     ---------      ---------
Income (loss) before extraordinary gain                 1,261           169         2,191           (307)

Extraordinary gain on receipt and sale of
  stock (net of income tax expense of $161)                --            --           158             --
                                                    ---------     ---------     ---------      ---------
Net income (loss)                                   $   1,261     $     169     $   2,349      $    (307)
                                                    =========     =========     =========      =========
Net income (loss) per common and common
  equivalent share outstanding
     Before extraordinary gain                      $     .19     $     .03     $     .33      $    (.05)
     Effect of extraordinary gain                          --            --           .02             --
                                                    ---------     ---------     ---------      ---------
Net income (loss)                                   $     .19     $     .03     $     .35      $    (.05)
                                                    =========     =========     =========      =========
Weighted average common and common
  equivalent shares outstanding                     6,664,407     6,486,962     6,629,706      6,473,654



See accompanying notes.

                      GALILEO ELECTRO-OPTICS CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   UNAUDITED


                                                             Six Months Ended
                                                             ----------------
                                                        Mar. 31, 1996  Mar. 31, 1995
                                                        -------------  -------------

Cash flows from operating activities:
- -------------------------------------

  Cash received from customers                            $ 18,866       $ 15,684
  Cash paid to suppliers and employees                     (15,555)       (15,554)
  Other income received                                         53             13
  Interest paid                                                (10)            (7)
  Investment income received                                   282            141
  Income taxes paid                                            (46)           (14)
                                                          --------       --------
     Net cash provided by operating activities               3,590            263


Cash flows from investing activities:
- -------------------------------------

  Proceeds from sales of assets                              2,409             --
  Proceeds from receipt and sale of stock                      403             --
  Capital expenditures                                      (1,435)          (450)
                                                          --------       --------
     Net cash provided (used) by investing activities        1,377           (450)


Cash flows from financing activities:
- -------------------------------------

  Principal payments under capital lease obligations           (18)           (34)
  Proceeds from issuance of common stock                       244             --
                                                          --------       --------
     Net cash provided (used) by financing activities          226            (34)

Net increase (decrease) in cash and cash equivalents         5,193           (221)

Cash and cash equivalents at beginning of period             8,274          6,185
                                                          --------       --------
Cash and cash equivalents at end of period                $ 13,467       $  5,964
                                                          ========       ========


See accompanying notes.

                                  -Continued-

                      GALILEO ELECTRO-OPTICS CORPORATION

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
                                  UNAUDITED


                                                               Six Months Ended
                                                               ----------------
                                                           Mar. 31, 1996  Mar. 31, 1995
                                                           -------------  -------------

Reconciliation of net income (loss) to net cash provided
- --------------------------------------------------------
by operating activities:
- ------------------------


Net income (loss)                                            $ 2,349         $  (307)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Extraordinary gain on receipt and sale of stock             (319)             --
    Depreciation and amortization                              1,651           1,625
    Provision for losses on accounts receivable, net             (35)             --
    Postretirement benefits                                       40              15
    Gain on sale of fixed assets                                 (34)             --
Increase (decrease) in cash from changes in operating
  assets and liabilities:
    Accounts receivable                                        1,300             225
    Inventories                                                   59          (1,012)
    Other current assets                                        (178)            (61)
    Other assets, net                                             (5)             36
    Accounts payable                                          (1,183)            (80)
    Accrued liabilities                                          (55)           (178)
                                                             -------         -------
      Total adjustments                                        1,241             570
                                                             -------         -------
Net cash provided by operating activities                    $ 3,590         $   263
                                                             =======         =======




See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three and six month periods ended March 31, 1996 and 1995.


2. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Company's Annual Report for fiscal year 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

Sales for the quarter ended March 31, 1996 were $9,283,000, an increase of $1,022,000 or 12% from the same quarter last year. Operating profit amounted to $1,079,000 for the quarter versus $105,000 for the prior year's second quarter while net income rose to $1,261,000, or $.19 per share, from $169,000, or $.03 per share, for the same period last year. The second quarter generated the highest level of operating profit, net income and earnings per share in approximately nine years.

For the first six months, sales amounted to $17,636,000, up $2,177,000 or 14% from a year ago while operating profit came to $1,784,000. Last year, the Company incurred an operating loss of $414,000 for the same period. Net income was $2,349,000, or $.35 per share, which included an extraordinary gain, net of taxes, of $158,000, or $.02 per share, from the receipt and sale of stock following the demutualization of the Company's health insurance carrier in the first quarter. For the first half of last year, the Company reported a net loss of $307,000 or $.05 per share.

The improvement in profitability versus last year reflects the success of the Company's strategy to focus on commercial markets with strong growth potential, selective price increases, fine tuning of the product mix and maintaining stringent cost controls. Commercial sales increased 14% from the second quarter of 1995 and accounted for 96% of total sales.

In the Office Products business, sales for the quarter were up 20% from a year ago and set a new record, driven by the continuing strong demand for dicorotrons, the glass-coated wire assembly which generates ions to charge a copier's photoreceptor. Likewise, for the first six months, sales increased 25% from the first six months of last year. Xerox Corporation is the Company's largest customer for this product, and sales to Xerox represented 58% of the Company's total sales in the quarter. The phase-out of a number of products for this business due to their lower than desired profitability was completed this quarter.

Sales of Scientific Detector Products were virtually unchanged from the same quarter of last year. However, last year's sales included billings for a contract with the National Institute of Standards and Technology which was completed in fiscal year 1995. On a year-to-date basis, shipments declined 3% also because of the National Institute of Standards and Technology billings last year. Shipments of microchannel plate-based detectors and assemblies as well as of Channeltron[Registered Trademark] single-channel detectors were particularly strong in the quarter while on a year-to-date basis, sales of microchannel plate-based detectors and assemblies and microchannel plates increased significantly.

In the Medical Products business, sales were also up versus a year ago, although they still account for a small percentage of the Company's total sales. Good progress was made in several programs to develop medical endoscopes to broaden the Company's product line and achieve a volume level to make this business profitable.

Revenues in the Remote Sensor Products business also increased versus the same quarter a year ago as well as compared to the first six months last year. Although this business is not yet profitable at the operating profit level, shipments of these products, primarily consisting of systems and accessories for on-line monitoring of industrial processes and Fluorolase[Trademark] doped fluoride fiber and fiber amplifiers for telecommunications applications, met expectations.

The Company's strategy is to make acquisitions to complement its core capabilities, improve its market penetration and achieve direct market access in its businesses. The Company is currently investigating and evaluating several situations which it believes would accomplish these objectives and strengthen its competitive position if they are successfully completed. It is the Company's hope to complete some of these acquisitions over the next several quarters. However, there are no binding agreements or undertakings in place, and there can be no assurance that any of these opportunities will result in a completed transaction and, if completed, will prove advantageous to the Company.

The Company's Forest, Virginia facility, which had been for sale since it was closed in fiscal year 1994, was sold this quarter. The sale did not have a material impact on the financial results for the quarter.


FINANCIAL CONDITION
- -------------------

The Company's working capital at March 31, 1996, of $21,676,000 increased $2,932,000 from the balance at September 30, 1995, of $18,744,000. The cash and short-term investments balance at March 31, 1996 was $13,467,000 versus $8,274,000 at September 30, 1995. The change in working capital was primarily due to an increase in cash and to a lesser degree, a decrease in accounts receivable and a decrease in accounts payable. The higher level of cash resulted from cash generated from operations and $2,350,000 received from the sale of the Company's Forest, Virginia facility. The Company considers its working capital position to be adequate to support its currently planned operations and does not anticipate a need for external financing.

Capital spending for the quarter amounted to $921,000. This compares with $351,000 of capital expenditures in the second quarter of fiscal year 1995. For the year-to-date, capital spending this year was $1,435,000 versus $450,000 for the first six months last year. The higher capital spending this year was the result of investments in a variety of equipment to improve manufacturing efficiencies and reduce costs.

                           PART II. OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on January 19, 1996, the shareholders of the Company elected five directors. The votes were as follows:

                                                      Abstentions
                                Votes Cast    Votes   and Broker
                                   For      Withheld   Non-Votes
                                ----------  --------  -----------

          William T. Burgin      5,859,714   19,276       --
          Allen E. Busching      5,855,015   23,975       --
          Kenneth W. Draeger     5,855,215   23,775       --
          William T. Hanley      5,856,714   22,276       --
          Robert D. Happ         5,854,415   24,575       --


Also at the Annual Meeting of Shareholders held January 19, 1996, the Company's proposed 1996 Director Stock Option Plan covering 200,000 shares of the Company's common stock was approved with 4,939,949 votes in favor, 202,324 votes opposed, 53,212 votes abstaining and 683,505 broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:   Exhibit 10 - 1996 Director Stock Option Plan (filed as Exhibit 99.1 to the Registrant's registration statement on Form S-8, registration number 333-02435, and  incorporated herein by reference).

                        Exhibit 11 - Calculation of Earnings Per Share.

                        Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GALILEO ELECTRO-OPTICS CORPORATION

Dated:  May 2, 1996          /s/ William T. Hanley
                             -------------------------------------
                             William T. Hanley, President and
                             Chief Executive Officer (Principal
                             Executive Officer)

                             /s/ Josef W. Rokus
                             -------------------------------------
                             Josef W. Rokus, Vice President,
                             Finance and Chief Financial Officer
                             (Principal Financial and Accounting
                             Officer)

                       GALILEO ELECTRO-OPTICS CORPORATION
                                INDEX TO EXHIBITS



Exhibit No.                                                             Page No.
- -----------                                                             --------

   10           1996 Director Stock Option Plan (filed as Exhibit          --
                99.1 to the Registrant's registration statement on Form S-8, registration number 333-02435, and incorporated herein by reference).

   11           Calculation of Earnings Per Share                          14

   27           Financial Data Schedule                                  EDGAR
                                                                         Filing
                                                                          Only