Form 10-Q
period 1996-06-30
GALILEO ELECTRO OPTICS CORP
filed 1996-08-01
CIK 711425

- -                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended JUNE 30, 1996

                                or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from _________________________

                            to ______________________

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

COMMON STOCK, PAR VALUE $.01:     6,540,279 SHARES OUTSTANDING AT
                                  JUNE 30, 1996.

                      Index to Exhibits appears on Page 13

                       GALILEO ELECTRO-OPTICS CORPORATION

                                      INDEX

PART I.  Financial Information:                                    Page No.

                                                                   -------

Consolidated Condensed Balance Sheets -
June 30, 1996 and September 30, 1995 ...........................      3

Consolidated Condensed Statements of Income - Three months
ended and nine months ended June 30, 1996 and June 30, 1995.....      5

Consolidated Condensed Statements of Cash Flows -
Nine months ended June 30, 1996 and June 30, 1995...............      6

Notes to Consolidated Condensed Financial Statements............      8

Management's Discussion and Analysis of Financial
Condition and Results of Operations..............................     9


PART II. Other Information:

Other Information................................................    11

Index to Exhibits................................................    13

Exhibit 11.0 - Calculation of Earnings Per Share.................    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       GALILEO ELECTRO-OPTICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                            (In thousands of dollars)


                                         Unaudited         Audited
                                       June 30, 1996    Sept. 30, 1995

                                       -------------------------------

ASSETS

- ------

Current assets:

  Cash and cash equivalents                $ 15,929      $  8,274
  Accounts receivable, net                    5,514         6,961
  Inventories:
    Finished goods                              202            97
    Work-in-process                              70           367
    Raw materials                             4,204         4,418
                                       -------------------------------
                                              4,476         4,882

  Deferred income taxes                         308           308
  Other current assets                          314            97
  Assets held for sale, net                      --         2,345
                                       -------------------------------
  Total current assets                       26,541        22,867

Property, plant and equipment:

  Land, buildings and improvements           16,147        16,147
  Machinery, equipment and furniture         23,432        23,726
  Capital projects in process                 3,464         1,110
                                       -------------------------------
                                             43,043        40,983

  Less accumulated depreciation             (23,601)      (21,348)
                                       -------------------------------
   Net property, plant and equipment         19,442        19,635

Other assets, net                             2,700         2,661
                                        -------------------------------
Total assets                               $ 48,683      $ 45,163
                                        ===============================

See accompanying notes.

                                  - Continued -


                       GALILEO ELECTRO-OPTICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                            (In thousands of dollars)


                                                 Unaudited         Audited
                                               June 30, 1996    Sept. 30, 1995

                                               -------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

- ------------------------------------

Current liabilities:

  Accounts payable                                       $ 1,051       $ 2,412
  Accrued liabilities                                      2,388         1,711
                                               -------------------------------
    Total current liabilities                              3,439         4,123

Deferred income taxes                                        469           469
Long-term obligation -- Capital lease                        174           174
Accrued postretirement benefits other than
  pensions                                                   671           623

Shareholders' equity:

  Common stock                                                65            65
  Additional paid-in capital                              42,552        42,241
  Retained earnings (Accumulated deficit)                  1,313        (2,532)
                                               -------------------------------
    Total shareholders' equity                            43,930        39,774
                                               -------------------------------
Total liabilities and shareholders' equity               $48,683       $45,163
                                               ===============================

See accompanying notes.


                       GALILEO ELECTRO-OPTICS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

            (In thousands of dollars except share and per share data)
                                    UNAUDITED


                                               Three Months Ended        Nine Months Ended

                                               ------------------        -----------------

                                               6/30/96    6/30/95       6/30/96     6/30/95
                                               -------    -------       -------     -------
Net sales                                       $9,551     $8,817       $27,187     $24,276
Cost of sales                                    5,236      6,557        16,389      18,083

                                             --------------------     ---------------------
Gross profit                                     4,315      2,260        10,798       6,193

Selling, engineering and
  administrative expenses                        2,974      1,958         7,673       6,305
                                             --------------------     ---------------------

Operating profit (loss)                          1,341        302         3,125        (112)

Other income                                       188         95           513         242
                                             --------------------     ---------------------

Income before income taxes
  and extraordinary gain                         1,529        397         3,638         130

Provision (benefit) for income taxes                33         24           (49)         64
                                             --------------------     ---------------------
Income before extraordinary gain                 1,496        373         3,687          66

Extraordinary gain on receipt and sale of
  stock (net of income tax expense of $161)        ---        ---           158         ---
                                             --------------------     ---------------------
Net income                                      $1,496     $  373       $ 3,845     $    66
                                             ==============================================
Net income per common and
  common equivalent share outstanding

     Before extraordinary gain                  $  .22     $  .06       $   .56     $   .01
     Effect of extraordinary gain                  ---        ---           .02         ---
                                             --------------------     ---------------------
Net income                                      $  .22     $  .06       $   .58     $   .01
                                             ====================     =====================
Weighted average common and common
  equivalent shares outstanding              6,732,857  6,520,394     6,663,964   6,494,093

See accompanying notes.


                       GALILEO ELECTRO-OPTICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                    UNAUDITED

                                                             Nine Months Ended
                                                             -----------------
                                                     June 30, 1996      June 30, 1995
                                                      -------------------------------

Cash flows from operating activities:
- -------------------------------------

  Cash received from customers                             $28,491           $ 24,079
  Cash paid to suppliers and employees                     (22,037)           (23,149)
  Other income received                                         61                 77
  Interest paid                                                (14)                (9)
  Investment income received                                   466                219
  Income taxes paid                                            (56)               (23)
                                                      -------------------------------
      Net cash provided by operating
       activities                                            6,911              1,194

Cash flows from investing activities:
- -------------------------------------

  Proceeds from sales of assets                              2,412                100
  Proceeds from receipt and sale of stock                      403                ---
  Capital expenditures                                      (2,354)              (619)
                                                      -------------------------------
    Net cash provided (used) by investing activities           461               (519)

Cash flows from financing activities:
- -------------------------------------

  Principal payments under capital lease obligations           (28)               (49)
  Proceeds from issuance of common stock                       311                 45
                                                      -------------------------------

     Net cash provided (used) by financing activities          283                 (4)

Net increase in cash and cash equivalents                    7,655                671

Cash and cash equivalents at beginning of period             8,274              6,185
                                                      -------------------------------
Cash and cash equivalents at end of period                $ 15,929           $  6,856
                                                      ===============================


See accompanying notes.

                                  - Continued -

                       GALILEO ELECTRO-OPTICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                    UNAUDITED

                                                                          Nine Months Ended
                                                                          -----------------
                                                                 June 30, 1996      June 30, 1995
                                                                 --------------------------------
Reconciliation of net income to net cash provided by operating
- --------------------------------------------------------------
activities:
- -----------

Net income                                                             $ 3,845             $   66
Adjustments to reconcile net income  to net
  cash provided (used) by operating activities:
    Extraordinary gain on receipt and  sale of stock                      (319)               ---
    Depreciation and amortization                                        2,505              2,434
    Provision for losses on accounts receivable, net                      (142)               ---
    Postretirement benefits                                                 48                 29
    Gain on sale of fixed assets                                           (32)               (49)
    Loss on cancellation of lease                                          ---                 37

Increase (decrease) in cash from changes in operating
  assets and liabilities:
    Accounts receivable                                                  1,589               (197)
    Inventories                                                            406               (474)
    Other current assets                                                  (217)               (47)
    Other assets, net                                                      (90)                14
    Accounts payable                                                    (1,361)              (544)
    Accrued liabilities                                                    679                (75)
                                                                 --------------------------------
      Total adjustments                                                  3,066              1,128
                                                                 --------------------------------
Net cash provided by operating activities                              $ 6,911             $1,194
                                                                 ================================


See accompanying notes.

                       GALILEO ELECTRO-OPTICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of operations and cash flows for the three and nine month periods ended June 30, 1996 and 1995.

2. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Company's Annual Report for fiscal year 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Sales for the quarter ended June 30, 1996 were $9,551,000, an increase of $734,000 or 8% from the same quarter last year. Operating profit amounted to $1,341,000 for the quarter versus $302,000 for the prior year's third quarter while net income rose to $1,496,000, or $.22 per share, from $373,000, or $.06 per share, for the same period last year. Net income for the quarter was the highest in the Company's history.

For the first nine months, sales amounted to $27,187,000, up $2,911,000 or 12% from a year ago while operating profit came to $3,125,000. Last year, the Company incurred an operating loss of $112,000 for the same period. Net income was $3,845,000, or $.58 per share, which included an extraordinary gain, net of taxes, of $158,000, or $.02 per share, from the receipt and sale of stock following the demutualization of the Company's health insurance carrier in the first quarter. For the first nine months of last year, the Company reported net income of $66,000, or $.01 per share.

The improvement in profitability versus last year reflects the continuing success of the Company's strategy to focus on commercial markets with good growth potential, as well as selective price increases which were implemented at the beginning of the fiscal year. The Office Products business continued to be strong with sales up 13% from a year ago, driven by the demand for dicorotrons, the glass-coated wire assembly which generates ions to charge a copier's photoreceptor. The Company is currently the sole-source supplier of dicorotrons to Xerox Corporation. However, there is no long-term commitment by Xerox to purchase these components from the Company and no assurance that Xerox will not develop alternate sources of supply in the future.

In the Medical Products business, sales were up significantly versus a year ago, although they still account for a small percentage of the Company's total sales. During the quarter, the Company signed an agreement with Fujikura America, Inc. to distribute Fujikura's high pixel count optical fiber for endoscopic medical devices, and signed a letter of intent with UROHEALTH Systems, Inc. under which both Galileo and UROHEALTH would distribute a video endoscope system in their respective markets.

As part of the Company's program to complement its core capabilities, improve its market penetration and achieve more direct market access through acquisitions, the Company signed a definitive agreement, subsequent to the end of the third quarter, to acquire Leisegang Medical, Inc. for 269,923 shares of Galileo stock. The transaction, which will be accounted for as a pooling of interests, is expected to be consummated in Galileo's fourth fiscal quarter.

Leisegang Medical, headquartered in Boca Raton, FL, is a privately-held distributor and manufacturer of OB/GYN diagnostic and surgical equipment with annual sales of $6.5 million. Included in its product line are colposcopes produced by Leisegang GmbH, a related company based in Berlin, Germany, that is the world's largest and oldest manufacturer of colposcopes and accessories. The products are sold to OB/GYN doctors' offices and hospitals through an internal sales force and by manufacturers' representatives.

Leisegang is well known and highly respected in the gynecological equipment market, estimated to be $200 million annually, and is a leader in sales to doctors' offices. In addition to colposcopes, its products include biopsy instruments, ultrasound, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, bone densitometers and fetal heart monitors. This acquisition will enable Galileo to participate immediately in a market that is growing at 15 to 20 percent per year, and is expected to benefit significantly from the trend toward minimally invasive surgery and office-based procedures. It will also provide Galileo with new distribution channels that can enhance the brand name recognition and market penetration of the Company's medical imaging and sensing products.

FINANCIAL CONDITION
- -------------------

The Company's working capital at June 30, 1996 of $23,102,000 increased $4,358,000 from the balance at September 30, 1995 of $18,744,000. The cash and short-term investments balance at June 30, 1996 was $15,929,000 versus $8,274,000 at September 30, 1995. The change in working capital was primarily due to the increase in cash. The Company considers its working capital position to be adequate to support its currently planned operations and does not anticipate a need for external financing.

Capital spending for the quarter amounted to $919,000. This compares with $169,000 of capital expenditures in the third quarter of fiscal year 1995. Capital spending year-to-date has been $2,354,000 versus $619,000 for the first nine months last year. The higher capital spending this year has resulted from investments related to a variety of cost reduction and business expansion projects.

                           PART II. OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

           11  Calculation of Earnings per Share

           27  Financial Data Schedule (EDGAR filing only)


         b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GALILEO ELECTRO-OPTICS CORPORATION


Dated: July 30, 1996     /s/ William T. Hanley
                         --------------------------------------------
                         William T. Hanley, President and
                         Chief Executive Officer (Principal
                         Executive Officer)


                         /s/ Josef W. Rokus
                         --------------------------------------------
                         Josef W. Rokus, Vice President,
                         Finance and Chief Financial Officer
                         (Principal Financial and Accounting
                         Officer)

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