Form 10-K405
period 1996-09-30
GALILEO ELECTRO OPTICS CORP
filed 1996-12-18
CIK 711425

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1996

Commission File Number:  0-11309

                               GALILEO CORPORATION
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                 04-2526583
(State of Incorporation)                    (I.R.S. Employer Identification No.)

GALILEO PARK, P.O. BOX 550, STURBRIDGE, MASSACHUSETTS 01566
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:  (508) 347-9191

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of December 9, 1996, 6,847,442 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $185,736,866.

Documents incorporated by reference:
      Portions of Registrant's proxy statement dated December 11, 1996, are incorporated by reference into Part III of this report.


                  The Index to Exhibits is located on Page 36.

                                     PART I

Item 1.    BUSINESS
           --------

                                     General
                                     -------

                Galileo Corporation (the "Company") was incorporated in Delaware in 1973 as the successor to a business which was founded in 1959. The Company's name was changed from Galileo Electro-Optics Corporation to Galileo Corporation in 1996.

                Since its formation in 1973, the Company has been engaged in developing, manufacturing and marketing fiberoptic and electro-optic components which transmit, sense or intensify light or images and a variety of components for office copiers. The Company's products are sold primarily to original equipment manufacturers (OEMs) for use in electronic imaging, scientific, analytical, office products and medical applications. The Company's capabilities in the formulation of specialty glass and experience in fiberoptic and electro-optic technology are fundamental to the development and manufacture of its products. Although the Company purchases a large quantity of its glass requirements, it also owns and operates a specialty glass manufacturing plant which enables it to develop experimental glass formulations and respond quickly to unique customer requirements.

                The Company operates in a single industry segment. Following the sale of a substantial portion of the Fused Fiberoptic Products business in fiscal year 1994, the Company's businesses have been classified into the four product lines described below. The Company acquired Leisegang Medical, Inc., a privately held distributor and manufacturer of medical instruments and equipment, in fiscal year 1996. Leisegang's product lines are included in the Company's Medical Products business.


           Office Products
           ---------------

                Sales of Office Products accounted for 50%, 45% and 41% of the Company's net sales for fiscal years 1996, 1995 and 1994, respectively. These products are used in a variety of applications to improve the reliability and performance of high-volume, high-speed copiers and ion deposition printers. Xerox Corporation is the principal customer for these products.

                The Company's highest volume product is the dicorotron, for which it is currently the sole source of supply to Xerox. The dicorotron, which utilizes the Company's proprietary glass-coated wire technology, generates ions which charge a copier's photoreceptor during the image transfer process. The quality, cost-effectiveness, reliability and extended product life of the dicorotron have been key to the success of the product. The majority of the products sold by the Company to Xerox are used as replacement units in existing copiers.


           Scientific Detector Products
           ----------------------------

                Sales of Scientific Detector Products accounted for 26%, 29% and 29% of the Company's net sales for fiscal years 1996, 1995 and 1994, respectively. The principal products within Scientific Detector Products are the following:

                SINGLE CHANNEL DETECTORS are small glass tubes with semiconducting inner surfaces which emit electrons when struck by sub-atomic particles, photons or other electrons. This electron emission process is repeated many times along the length of the tube in a multiplying sequence, whereby one electron, ion or photon entering at one end of the tube generates a pulse containing millions of electrons at the other end of the tube, which pulse can easily be measured as it emerges. The major application of this product is as the detecting element in a mass spectrometer. Mass spectrometers identify the atoms of unknown elements by determining atomic mass through the measurement of velocity or path of movement of subatomic particles and are used in such industries as biotechnology and pharmaceutical as well as in drug screening applications. A detector recognizes the time or the place at which an atom exits from the vacuum chamber of the spectrometer and thereby permits the identification of the unknown atom.

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

                MICROCHANNEL PLATES (MCPs) are multichannel electron multipliers. The initial manufacturing process of MCPs consists of producing a small wafer-thin fused fiberoptic disc. These discs are then further processed by etching out the core of each fiber to produce hollow channels, approximately 10 microns in diameter, the surfaces of which are semiconducting. Each channel serves as a microscopic single channel electron multiplier, multiplying the electrons that enter the channel in order to intensify faint electron images.

                The Company manufactures an improved, long-life MCP with enhanced gain stability, resulting in improved brightness and a significantly longer life expectancy than other MCPs available in the marketplace. The Company's MCPs are used primarily in military night vision devices as an integral part of the image intensification process. MCPs are also employed in electron and field-ion microscopes.


           Remote Sensor Products
           ----------------------

                Sales of Remote Sensor Products accounted for 6%, 5% and 2% of the Company's net sales for fiscal years 1996, 1995 and 1994, respectively. Remote Sensor Products provide technically advanced, cost-effective solutions for industrial process monitoring with on-line, remote, infrared spectroscopy systems. Applications are found in markets where cost controls and manufacturing yields are critical to profitability, including the chemical, food, beverage, petrochemical, semiconductor, environmental, textile and pharmaceutical industries.

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

                Flexible Fiberoptic Products, which are also part of the Remote Sensor Products business, are used to transmit light ("lightguides") or images ("imagescopes") in a flexible format. Lightguides are used to supply remote illumination in flexible probes in a variety of lengths and formats depending upon customer requirements. Lightguides can also be used as sensors to detect signals, position, dimensions, images and many other physical phenomena. The applications for lightguides and sensors range from counting, positioning and dimensional measurements to laser delivery systems and remote spectroscopy. Imagescopes are image transfer devices capable of monitoring remote events and inspecting otherwise inaccessible or hazardous areas. Imagescopes are used in a variety of applications such as tank sights, periscopes and industrial endoscopes.

                The Company has also developed, and is now starting to market, an amplifier module using its Fluorolase[Registered Trademark] doped fluoride fiber, which provides increased bandwidth. The markets for this product include telecommunications as well as high-speed data and video transmission.


           Medical Products
           ----------------

                Sales of Medical Products accounted for 18%, 21% and 28% of the Company's net sales for fiscal years 1996, 1995 and 1994, respectively. The Company's Medical Products include a variety of endoscopes which are used for minimally invasive surgery applications. These devices use a combination of glass rods and plastic lenses or flexible fiber optics resulting in high-quality, low-cost medical scopes used primarily in single use or limited reuse applications for arthroscopic, spinal and other surgery. The Company also distributes high-pixel-count imaging fiber, manufactured by Fujikura, America, Inc., for endoscopic medical devices, as well as a hand-held video system made by UROHEALTH Systems.

                Also included in Medical Products are the products of Leisegang Medical, Inc., which was acquired by the Company in fiscal year 1996 and is located in Boca Raton, Florida. Leisegang is a distributor and manufacturer of OB/GYN diagnostic and surgical equipment, specifically, colposcopes, biopsy instruments, ultrasound equipment, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, bone densitometers and fetal heart monitors.

                      Research and New Product Development
                      ------------------------------------

                The Company's scientists and engineers conduct research and development in glass, fiberoptic and electro-optic technologies to develop new products and to enhance and expand applications for existing products. The Company's expenditures for research and development were approximately $3,220,000, $3,054,000 and $3,755,000 in fiscal years 1996, 1995 and 1994, respectively. The research and development is principally sponsored by the Company.


                Current projects include the following: fibers usable as lasers and optical amplifiers, fiberoptic devices for medical imaging and laser power delivery, systems and devices for infrared fiber-based process remote spectroscopy, improved Channeltrons[Registered Trademark], MCP-based devices for medical imaging and astrophysics research and advanced detectors for scientific instruments. In addition, programs are continuing to improve the manufacturing efficiency as well as the quality of all of the Company's products. The Company utilizes its own sales and marketing personnel, except in the case of Leisegang Medical, Inc., it also utilizes manufacturers' representatives.


                                    Marketing
                                    ---------

                The Company's strategy is to supply technologically advanced fiberoptic and electro-optic components, electromechanical assemblies and medical instruments. Customers include OEMs, as well as end-users. The Company is continuing to broaden and solidify its technical relationship with its customers. Marketing and sales activities are focused on technical support of existing products, development of future products and technologies, and on providing cost-effective solutions to complex problems.


                                    Customers
                                    ---------

                Sales to Xerox Corporation were 48% of net sales in fiscal year 1996. In total, the Company's top twenty customers accounted for 68% of sales.


                                  Export Sales
                                  ------------

                Export sales to foreign customers amounted to approximately $8,716,000, $7,371,000 and $5,857,000 in fiscal years 1996, 1995 and
           1994, respectively, principally in Europe and Japan. In addition, sales to domestic affiliates of foreign customers and to domestic customers, both for export by the purchaser, amounted to approximately $287,000, $325,000 and $837,000 in fiscal years 1996,
           1995 and 1994, respectively.


                           Raw Materials and Supplies
                           --------------------------

                The principal raw materials and supplies used by the Company in the manufacture of its products are glass tubing and glass core bars, chemicals for glass manufacture, and purchased parts for assemblies and instruments. In addition, the Company purchases some medical equipment and instruments which it resells to its customers. The Company has not experienced any shortages in the past and does not anticipate any future shortages or unavailability of these items. Most of these items are available from alternative sources.


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

                                     Backlog
                                     -------

                At September 30, 1996 and 1995, the sales backlog was $7,247,000 and $8,552,000, respectively. In each case, this backlog is scheduled for shipment during the following fiscal year.


                                   Competition
                                   -----------

                The Company's competitive position depends primarily upon the technological development of its products, as well as service, quality and price. Some of the Company's competitors are divisions of major corporations, which have greater financial resources than the Company.


                                    Employees
                                    ---------

                As of September 30, 1996, the Company had 234 full-time employees, none of whom is a party to a collective bargaining agreement with the Company. Of these employees, 210 were employed at the Company's facilities in Sturbridge, Massachusetts and 24 at Leisegang Medical, Inc., in Boca Raton, Florida. The Company believes that it has good relations with its employees.


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

                Leisegang Medical, Inc., a wholly owned subsidiary, is located in Boca Raton, Florida, where it leases 7,700 square feet of space used for manufacturing, distribution and administration.

                In 1988, the Company purchased a 61,000 square foot manufacturing facility on 51 acres of land in Forest, Virginia. During the fourth quarter of fiscal year 1993, the Company decided to consolidate its manufacturing operations in Sturbridge, Massachusetts. This consolidation was completed in the first half of fiscal year 1994, and the Forest, Virginia, facility, which had been for sale since that time, was sold in the second quarter of fiscal year 1996.


Item 3.    LEGAL PROCEEDINGS
           -----------------

                There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

                There were no matters submitted during the fourth quarter of fiscal year 1996 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                The following table indicates the names and ages of all executive officers of the Company and the offices held by each:


                      Name             Age                Officer
                      ----             ---                -------

                William T. Hanley      49      President and Chief Executive
                                               Officer and Director

                Gregory Riedel         38      Vice President, Finance and Chief
                                               Financial Officer

                Josef W. Rokus         54      Vice President, Corporate
                                               Development and Corporate
                                               Secretary

                David W. Skiles        50      Vice President and General
                                               Manager, Remote Sensor Products

                 Each officer serves for a term extending until the meeting of directors following the next annual meeting of shareholders and until a successor is elected and qualified or until earlier resignation or removal.

                Mr. Hanley holds a B.S. degree in Glass Science from Alfred University and an A.S. degree from Corning Community College. He joined Galileo in 1982 as Vice President of Manufacturing, was subsequently appointed Executive Vice President and Chief Operating Officer prior to being appointed President, Chief Executive Officer and Director in 1984. Prior experience includes positions as Manufacturing Manager, Fiber Optics for Times Fiber Communications, Inc., a manufacturer of fiberoptic products, and key managerial positions with Corning Incorporated.

                Mr. Riedel holds a B.S. degree in Accounting from Fairfield University. He joined the Company in 1996 as Vice President, Finance and Chief Financial Officer. From 1994 to 1996 he served as Controller and, subsequently, as Chief Financial Officer of IPC Information Systems, Inc., a manufacturer of communication systems for the financial trading industry. From 1989 to 1994, Mr. Riedel was Assistant Corporate Controller of Symbol Technologies, Inc., a manufacturer of bar code based data capture systems. From 1980 to 1989, Mr. Riedel was employed by Price Waterhouse, holding positions from staff accountant to audit manager.

                Mr. Rokus holds an M.B.A. in Finance from The Tuck School, Dartmouth College and an M.S. and B.S. in Electrical Engineering from the University of Illinois. Mr. Rokus joined Galileo as Vice President, Manufacturing in 1984, was appointed Vice President, Corporate Development in 1986 and Vice President, Finance in 1988. He was named Chief Financial Officer in 1990 and Corporate Secretary in 1993. In 1996, he was named Vice President, Corporate Development. Prior experience includes management and controller positions with Corning Incorporated.

                Mr. Skiles holds a B.S. in Chemistry from Frostburg State College. Prior to joining Galileo in 1992, Mr. Skiles was Director of Sales for the MilliGen Division of Millipore Corp., a manufacturer of biotechnology products from 1988 to 1991, and prior to that he was Vice President, Marketing, ESA, Inc., a manufacturer of analytical and clinical instruments and supplies, and National Sales Manager for Waters Associates, Inc.

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

                    Fiscal 1995                 Low             High
                    -----------                 ---             ----
                    1st Quarter               $3-1/8           $4-7/8
                    2nd Quarter                3-3/4            5-3/4
                    3rd Quarter                4-1/4            8
                    4th Quarter                6-7/8            8-1/2


                    Fiscal 1996                 Low              High
                    -----------                 ---              ----
                    1st Quarter              $ 7-1/8           $11-1/2
                    2nd Quarter                9-7/8            17-3/4
                    3rd Quarter               15-1/2            31-1/8
                    4th Quarter               17-1/4            30-1/2



                The Company had 433 shareholders of record as of December 9, 1996.


                                 Dividend Policy
                                 ---------------

                The Company has not paid any dividends since 1979. The Company's policy is to retain earnings to provide funds for the operation and expansion of its business, and it does not anticipate paying cash dividends in the foreseeable future.



                           Recent Sales of Unregistered Securities
                           ---------------------------------------


                On August 6, 1996, the Registrant issued 269,913 shares of its common stock (the "Shares") in connection with its acquisition of Leisegang Medical, Inc. ("LMI") pursuant to the Agreement and Plan of Merger dated as of July 17, 1996, (the "Merger Agreement") among the Registrant, a wholly-owned subsidiary of the Registrant, LMI and the principal shareholders of LMI, filed as Exhibit 2.1 to this report. Under the Merger Agreement, the Registrant's wholly-owned subsidiary merged into LMI and as a result of the merger all of the outstanding capital stock of LMI was exchanged for the Shares.


                The Shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided in
           Section 4(2) thereof. Reliance upon this exemption was based upon the nature of the transaction, the number of shareholders of LMI to whom the Shares were issued and their relationship to LMI, and investment representations made by each holder of LMI voting stock. Specifically, all of the voting stock LMI was held by six individuals, each of whom was active in the business of LMI or an affiliate of LMI. The outstanding nonvoting stock, representing 4.7% of the total outstanding stock of LMI, was held by 17 individuals who had acquired their shares for no cash consideration as sales representatives of LMI. The holders of nonvoting stock were not entitled to vote on the merger under applicable state law and accordingly made no investment decision.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                                     Years ended September 30,
 (Dollars in thousands, except per share data)                 1996             1995            1994          1993         1992
 ---------------------------------------------------------------------------------------------------------------------------------
 Net sales                                                    $42,634          $40,753        $35,937        $ 39,470     $41,626
 Operating profit (loss)                                        5,212            1,176         (1,596)        (10,689)     (1,474)
 Other income, net                                                404              305            213             426         333
                                                           -----------------------------------------------------------------------
 Income (loss) before income taxes, extraordinary
  gain and cumulative effect of a change in
  accounting for postretirement benefits other than
  pensions                                                      5,616            1,481         (1,383)        (10,263)     (1,141)
 Provision (benefit) for income taxes                              89               82             69            (481)       (398)
 Extraordinary gain (net of taxes)                                158               --             --              --          --
 Cumulative effect of a change in accounting for
  postretirement benefits other than pensions                      --               --             --            (430)         --
                                                           -----------------------------------------------------------------------
 Net income (loss)                                            $ 5,685          $ 1,399        $(1,452)      $(10,212)     $  (743)
 ---------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) per common and common
  equivalent share outstanding:
   Before extraordinary gain and cumulative effect
    of a change in accounting for postretirement
    benefits other than pensions                              $  .80           $   .21        $  (.22)       $  (1.46)    $  (.11)
   Extraordinary gain (net of taxes)                             .02                --             --              --
                                                                                                                               --
   Cumulative effect of a change in accounting
    for postretirement benefits other than
    pensions                                                       --               --             --            (.06)         --
                                                           -----------------------------------------------------------------------
 Net income (loss)                                               $.82          $   .21        $  (.22)       $  (1.52)    $  (.11)
 ---------------------------------------------------------------------------------------------------------------------------------
 Weighted average common and common
  equivalent shares outstanding                             6,952,409        6,777,516      6,743,567       6,704,274   6,630,347
 ---------------------------------------------------------------------------------------------------------------------------------

                                                                                         As of September 30,
                                                               1996             1995            1994          1993         1992
 ---------------------------------------------------------------------------------------------------------------------------------
 Working capital                                              $26,462          $20,312        $16,856         $13,797     $18,963
 Property, plant and equipment, net                            19,228           19,891         21,755          24,993      31,626
 Total assets                                                  53,064           48,173         46,519          50,560      56,935
 Long-term obligations                                            132              716            653             814         903
 Shareholders' equity                                          47,028           40,934         39,486          40,938      50,838

Note:  Results have been restated to reflect the acquisition in fiscal year 1996 of Leisegang Medical, Inc., on a pooling of interests basis.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS

Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------

          Net sales in fiscal year 1996 of $42,634,000 increased 5% from sales of $40,753,000 in fiscal year 1995 with sales volume increasing in three of the Company's four businesses. Operating profit for 1996 amounted to $5,212,000 versus $1,176,000 in 1995 with a net profit of $5,685,000, or $.82 per share, as compared to $1,399,000, or $.21 per share, in 1995. Net profit for fiscal year 1996 included an extraordinary gain of $158,000, or $.02 per share, from the receipt and sale of stock resulting from the demutualization of the Company's health insurance carrier. The Company acquired Leisegang Medical, Inc., in the fourth quarter of the fiscal year, with the acquisition being accounted for on a pooling of interests basis. Leisegang Medical, Inc., is now a wholly-owned subsidiary of the Company. All financial results have been restated to reflect this acquisition.


          Profitability improved in fiscal year 1996 versus 1995 as the gross profit percentage increased from 31% to 44%. This improvement was primarily due to selective price increases, the elimination of certain product lines with lower than desired profitability, material cost reductions and increased productivity. Specifically, productivity, as measured by sales per employee, rose from $175,000 to $184,000. Likewise, gross profit per employee increased from $54,000 to $82,000 from 1995 to 1996.

          In the Office Products business, sales increased 16% from the previous year and reached an all-time high. These products consist primarily of dicorotron glass-coated wire assemblies, which utilize the Company's proprietary technology to generate ions which charge the photoreceptor in office copiers, as well as other components for laser and ion deposition printers. Most Office Products sales are for the replacement market. Xerox Corporation continues to be the largest customer for these products as well as the Company's largest customer accounting for 48% of the Company's total revenues in 1996. Although the Company is the sole-source supplier of dicorotrons to Xerox Corporation, there is no long-term commitment by Xerox to purchase these components from the Company and no assurance that Xerox will not develop alternative sources of supply in the future. Demand for these products continued to be strong in fiscal year 1996 with the Company introducing a "restringable" version of the dicorotron which was well accepted in the marketplace. The Company is pursuing other applications for its glass-coated wire technology, has identified a number of potential customers and hopes to generate some revenue from these applications in the upcoming fiscal year.

          Sales of Scientific Detector Products were down 5% from the previous fiscal year, but operating margins improved slightly. This business includes Channeltron single channel detectors, used primarily in mass spectrometers, microchannel plates and microchannel plate-based detectors and assemblies. The decline in revenue was caused primarily by the completion of a large paid engineering program in fiscal year 1995 and the phase-out of a large format microchannel plate by one of the Company's customers. Softness in the semiconductor capital equipment industry negatively impacted revenue in the last two quarters of the year. However, sales of microchannel plate-based detectors for Time-Of-Flight mass spectrometers were up significantly and continued to contribute to profitability. Good progress was made in a number of product development programs which could benefit the future growth of this business.

          Sales of Remote Sensor Products were up 17% from the previous fiscal year. In fiscal year 1996, this business included flexible fiberoptic products and fiberoptic cables, sensors and systems for applications in industrial processes and telecommunications. The Company's strategy has been to develop marketing partners for these products to deliver them to end users. During the fiscal year, relationships were solidified with every significant manufacturer of infrared spectrographic instruments which is expected to result in increased demand this coming year. Key installations performed well in two high-volume pharmaceutical manufacturing plants resulting in possible additional orders. Excellent progress was made in the development of the Fluorolase technology for use as fiberoptic amplifiers in telecommunications applications. The performance data and testing concluded to date indicates that this product may play a significant role in the growth and profitability of this business. A full product launch and commercialization of the Fluorolase technology is planned for the upcoming fiscal year. The Remote Sensor Products business, which is currently the Company's smallest, is a developing business and was not profitable at the operating profit level.

          In the Medical Products business, the Company acquired Leisegang Medical, Inc., In the fourth quarter of the fiscal year. Leisegang is a distributor and manufacturer of OB/GYN diagnostic and surgical equipment. Its products include colposcopes, biopsy instruments, ultrasound equipment, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, bone densitometers and fetal heart monitors. In addition, the Medical Products business includes a variety of medical endoscopes for minimally invasive surgery applications.

          Sales of Medical Products were up 4% in fiscal year 1996 versus 1995 with medical endoscope shipments up significantly while the sales of Leisegang Medical were down slightly. In the endoscope portion of the business, the first scopes for Sofamor Danek, a manufacturer of spinal surgical devices, were moved into manufacturing. In addition, another product is being designed for this customer which is expected to go into volume production in 1997. During the year, the Company began to market its endoscope technology platforms to a broad range of customers for a variety of applications and has development projects underway involving the use of high-performance, low-cost, non-repairable endoscopes in spinal, orthopedic, urological, epidural, cardiovascular and gynecological specialties. In addition, the Company signed an agreement with Fujikura America, Inc. to distribute Fujikura's high-pixel-count optical fiber for endoscopic medical devices and signed an agreement UROHEALTH Systems, Inc., under which the Company and UROHEALTH will distribute hand-held video systems in selected markets and UROHEALTH will distribute the Company's endoscopes.

          The acquisition of Leisegang reinforces the Company's focus on women's health as a medical specialty where it intends to build a marketing presence. The Company intends to complement its manufacturing skills and financial strength with Leisegang's knowledge of the market, its distribution system and broad range of products to bring new, cost-effective capabilities to this medical field resulting in the growth of the Medical Products business which is still considered to be a developing business and is not yet profitable at the operating profit level.

          Fiscal Year 1995 Compared to Fiscal Year 1994
          ---------------------------------------------

          Net sales in fiscal year 1995 of $40,753,000 increased 13% from sales of $35,937,000 in fiscal year 1994 with sales volume increasing in three of the Company's four businesses. Commercial sales increased 18% from fiscal year 1994 and set a new record of $39,047,000, while military sales declined 37%. Military sales represented 4% of total sales in 1995 versus 8% of total sales in 1994. Operating profit for 1995 amounted to $1,176,000 versus an operating loss of $1,596,000 in 1994 with a net profit of $1,399,000, or $.21 per share, as compared to a net loss of $1,452,000, or $.22 per share, in 1994.

          The improvement in profitability was the result of higher sales volume in most of the Company's businesses, a favorable sales mix, selective price increases, the elimination of certain unprofitable product lines and the reduction of fixed costs, primarily due to the consolidation of the Company's manufacturing operations in fiscal year 1994.

          In the Office Products business, sales increased 24% from the previous year and reached a new high of $18,226,000. These products include dicorotron glass-coated wire assemblies, which utilize the Company's proprietary technology to generate ions which charge the photoreceptor in office copiers, as well as a variety of other components for copiers and laser and ion deposition printers. Most Office Products sales are for the replacement market. Xerox Corporation is the largest customer for these products as well as the Company's largest customer, accounting for 43% of the Company's total revenues in 1995. Although the Company is the sole-source supplier of dicorotrons to Xerox Corporation, there is no long-term commitment by Xerox to purchase these components from the Company and no assurance that Xerox will not develop alternative sources of supply in the future. Demand for these products continued to be strong in fiscal year 1995 as they were designed into new products and the installed base of office machines continued to grow. In addition, moderate price increases were implemented for selective products, and several products were phased out because they did not meet the Company's profitability criteria. In fiscal year 1995, the Company established three new customers for its Office Products and started to explore new applications for its glass-coated wire technology.

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

          Sales of Remote Sensor Products were up $410,000 or 65% in fiscal year 1995 versus 1994. This business includes fiberoptic cables, sensors and systems for a variety of industrial process and telecommunications applications. Several new products were introduced to the marketplace this year which contributed to the higher sales, with the Hand-Held Diffuse Reflectance Probe, which is designed to perform incoming inspection of raw materials, being particularly well received. Good progress was also made in fiscal year 1995 in the development of the Fluorolase technology for use as fiber amplifiers in telecommunications applications. This business, which is the smallest of the Company's four businesses, is a developing business and was unprofitable at the operating profit level.

          The Medical Products business includes fused products, flexible fiberoptic products, medical endoscopes and a variety of medical products manufactured and distributed by the Company's subsidiary, Leisegang Medical, Inc., acquired by the Company in fiscal year 1996. In fiscal year 1994, fused products and flexible products were part of the Electro-Optic Components business which was merged into the Company's present four businesses. In fiscal year 1995, sales of fused products declined 53% from the previous year due to the sale of a substantial portion of that business in fiscal year 1994 while shipments of flexible fiberoptics increased 40% from 1994.

          Sales of medical endoscopes for minimally invasive surgery applications were essentially unchanged from the 1994 level. The Company continued to improve its existing products and developed several low-cost, high-quality, single-use and limited re-use medical endoscopes which underwent successful clinical trials and are being actively marketed through medical instrument distributors in the United States as well as abroad.

          Significant progress was made in the development of the Company's Fractal Fiberoptics imaging conduit which is being designed into small diameter, low-cost endoscopes. Sales of medical endoscopes constituted a small percentage of the Company's sales in fiscal year 1995. The Company's medical endoscopes business is a developing business and was not profitable at the operating profit level in fiscal year 1995.

          Sales of medical products from Leisegang Medical, Inc., the Company's wholly-owned subsidiary, increased 18% from fiscal year 1994 to fiscal year 1995. The principal reason for this increase was the addition of Leisegang's ultrasound equipment product line as a result of the commencement of a distribution agreement between Leisegang and Pie Medical Equipment B.V. In addition, Leisegang introduced its electro-surgical products to the marketplace. Research and development costs declined in fiscal year 1995 as the development work on these electro-surgical products was completed.

          The consolidation of manufacturing operations, which involved the relocation of the medical endoscope, office and flexible fiberoptic products from Forest, Virginia, to Sturbridge, Massachusetts, and which was completed in fiscal year 1994, impacted fiscal year 1995 favorably due to the reduction of fixed costs and better utilization of capacity. The consolidation was also largely responsible for achieving a record level of productivity, as measured by sales per employee. The reserves related to the consolidation, which were established at the end of 1993, were adequate since the expenditures were consistent with management's expectations. In fiscal year 1995, these expenditures consisted primarily of maintenance costs for the Forest, Virginia facility which was being actively marketed. At the end of fiscal year 1995, the reserve balance was $290,000 which was expected to be adequate for the anticipated ongoing expenses of that facility for a portion of fiscal year 1996.

          LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL POSITION

          Working capital at September 30, 1996, was $26,462,000, an increase of $6,150,000 from the working capital balance of $20,312,000 at September 30, 1995. Cash and short-term investments were $18,652,000 at the end of fiscal year 1996 as compared to $8,580,000 at the end of the previous fiscal year, for an increase of $10,072,000. The increase in working capital was primarily due to the increase in cash as well as a decrease in accounts payable, partially offset by a decrease in accounts receivable. The cash increase resulted from the cash generated by profitable operations and, to a lesser degree, the proceeds received from the sale of the Company's Forest, Virginia facility in the second quarter of the year.

          Capital expenditures amounted to $3,069,000 versus expenditures of $1,239,000 in fiscal year 1995. The Company expects that its need for capital in 1997 will be comparable to that in fiscal year 1996. The Company's long-term obligations as of September 30,1996, consisted of capitalized lease obligations for computer equipment. The nature of the Company's business is such that its sales are not subject to extended payment terms or return privileges, except for defective goods. The Company does not anticipate a need for external financing to support its currently planned operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

                  See Consolidated Financial Statements and Consolidated Financial Statement Schedule at pages 16 through 33 of this report.


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


                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

                  See "Executive Officers of the Registrant" at the end of Part I of this report and the information contained in the Company's Proxy Statement dated December 11, 1996, relating to the 1997 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors" and "Share Ownership," which information is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION
           ----------------------

                  See the information contained in the Proxy Statement under the captions "Election of Directors -- Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.


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


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

                  Not applicable.

                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

           (a)   Documents filed as a part of this Form 10-K
                 -------------------------------------------

                 1. Financial Statements.

                 The Financial Statements filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 16.

                 2. Financial Statement Schedule.

                 The Financial Statement Schedule filed as a part of this Form 10-K is listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 16.

                 3. Exhibits.

                 The Exhibits filed as a part of this Form 10-K are listed on the Exhibit Index on page 36.

           (b) A Form 8-K was filed by the Registrant during the last quarter of the period covered by this Form 10-K to report the acquisition of Leisegang Medical, Inc., by the Registrant, accounted for as a pooling of interests. Subsequent to the period covered by the Form 10-K, the Registrant filed a Form 8K/A consisting of the financial statements and pro forma financial information related to the acquisition.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   ITEM 14(a)

Financial Statements:
--------------------

   Report of Independent Auditors                                            17

   Consolidated Balance Sheets at September 30, 1996 and 1995                18

   Consolidated Statements of Operations for the fiscal years ended
     September 30, 1996, 1995 and 1994                                       20

   Consolidated Statements of Changes in Shareholders' Equity for the
     fiscal years ended September 30, 1996, 1995 and 1994                    21

   Consolidated Statements of Cash Flows for the fiscal years ended
     September 30, 1996, 1995 and 1994                                       22

   Notes to Consolidated Financial Statements                                23


Supplementary Information:
-------------------------

   Unaudited Quarterly Financial Information                                 32


Schedule:
--------


   II.   Valuation and qualifying accounts for the fiscal years ended
           September 30, 1996, 1995 and 1994                                 33


Schedules Omitted:
-----------------

   All other schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Galileo Corporation

We have audited the accompanying consolidated balance sheets of Galileo Corporation as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galileo Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Providence, Rhode Island
October 22, 1996                                          ERNST & YOUNG LLP

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                                                         September 30,
(Dollars in thousands)                                          1996                         1995
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 18,652                     $  8,580
  Accounts receivable, less allowance of $184 in
   1996 and $126 in 1995                                         5,710                        7,585

  Inventories:
    Finished goods                                               1,402                        1,439
    Work-in-process                                                635                          367
    Raw materials                                                4,181                        4,768
                                                              --------------------------------------
                                                                 6,218                        6,574
  Deferred income taxes                                            368                          435
  Other current assets                                             230                           97
  Assets held for sale, net                                         --                        2,345
                                                              --------------------------------------
    Total current assets                                        31,178                       25,616

Property, plant and equipment:
  Land, buildings and improvements                              16,593                       16,147
  Machinery, equipment and furniture                            24,918                       24,121
  Capital projects in process                                    1,174                        1,110
                                                              --------------------------------------
                                                                42,685                       41,378
  Less accumulated depreciation                                (23,457)                     (21,487)
                                                              --------------------------------------
    Net property, plant and equipment                           19,228                       19,891
Other assets, net                                                2,658                        2,666
                                                              --------------------------------------
Total assets                                                  $ 53,064                     $ 48,173
                                                              ======================================

See accompanying notes.

                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
                                                                         September 30,
(Dollars in thousands)                                          1996                          1995
----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $ 1,425                       $ 3,043
  Note payable                                                    542                            69
  Accrued liabilities                                           2,749                         2,192
                                                              --------------------------------------
     Total current liabilities                                  4,716                         5,304

Deferred income taxes                                             529                           596
Long-term obligation - Capital leases                             132                           174
Long-term note payable                                             --                           542
Accrued postretirement benefits other than pensions               659                           623


Shareholders' equity:
  Common stock, $.01 par value, 18,000,000 shares
    authorized;  6,825,442 shares issued and
    outstanding in 1996 and 6,754,345 shares in 1995               68                            68
  Additional paid-in capital                                   42,694                        42,285
  Retained earnings (accumulated deficit)                       4,266                        (1,419)
                                                              --------------------------------------
     Total shareholders' equity                                47,028                        40,934
                                                              --------------------------------------
Total liabilities and shareholders' equity                    $53,064                       $48,173
                                                              ======================================


See accompanying notes.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         -------------------------------------

                                                                                 Years ended September 30,
(Dollars in thousands, except per share data)                           1996                1995               1994
----------------------------------------------------------------------------------------------------------------------

Net sales                                                              $42,634             $40,753            $35,937

Cost of sales                                                           23,706              28,244             26,083
                                                                    --------------------------------------------------
Gross profit                                                            18,928              12,509              9,854
Operating expenses:
  Engineering                                                            4,018               3,554              3,942
  Selling and administrative                                             9,698               7,779              7,508
                                                                    --------------------------------------------------
                                                                        13,716              11,333             11,450
                                                                    --------------------------------------------------
Operating profit (loss)                                                  5,212               1,176             (1,596)

Other income, net                                                          404                 305                213
                                                                    --------------------------------------------------
Income (loss) before income taxes and
  extraordinary gain                                                     5,616               1,481             (1,383)

Provision for income taxes                                                  89                  82                 69
                                                                    --------------------------------------------------
Income (loss) before extraordinary gain                                  5,527               1,399             (1,452)

Extraordinary gain (net of taxes)                                          158                  --                 --
                                                                    --------------------------------------------------
Net income (loss)                                                      $ 5,685             $ 1,399            $(1,452)
                                                                    ==================================================
Net income (loss) per common and common
  equivalent share outstanding:
  Before extraordinary gain                                            $   .80             $   .21            $  (.22)
  Extraordinary gain                                                       .02                  --                 --
                                                                    --------------------------------------------------
Net income (loss)                                                      $   .82             $   .21            $  (.22)
                                                                    ==================================================
Weighted average common and common
 equivalent shares outstanding                                       6,952,409           6,777,516          6,743,657
                                                                    ==================================================

See accompanying notes.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    ----------------------------------------------------------


                                                                                                    Retained
                                                                                 Additional         Earnings            Total
                                                                 Common           Paid-In         (Accumulated      Shareholders'
(In thousands)                                                   Stock            Capital           Deficit)            Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993                                       $68             $42,236           $(1,366)            $40,938

Net loss                                                           --                  --            (1,452)             (1,452)

                                                                  ---------------------------------------------------------------
Balance, September 30, 1994                                        68              42,236            (2,818)             39,486

Net income                                                         --                  --             1,399               1,399

Exercise of stock options                                          --                  49                --                  49

                                                                  ---------------------------------------------------------------
Balance, September 30, 1995                                        68              42,285            (1,419)             40,934

Net income                                                         --                  --             5,685               5,685

Exercise of stock options and related tax benefit                  --                 409                --                 409

                                                                  ---------------------------------------------------------------
Balance, September 30, 1996                                       $68             $42,694           $ 4,266             $47,028
                                                                  ===============================================================



See accompanying notes.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             -------------------------------------

                                                                                            Years ended September 30,
(In thousands)                                                                       1996               1995            1994
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                  $ 5,685            $ 1,399         $(1,452)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Extraordinary gain on receipt and sale of stock                                   (319)                --              --
    Depreciation and amortization                                                    3,311              3,243           3,384
    Provision for losses on accounts receivable, net                                   198                 42              16
    Loss (gain) on sale of fixed assets                                                358                (61)             --
    Gain on sale of marketable securities                                               --                (29)             --
    Restructuring charge                                                               (18)                --              --
    Loss on cancellation of lease                                                       --                 37              --
Increase (decrease) in cash from changes in
  operating assets and liabilities:
    Accounts receivable                                                              1,677             (1,851)              9
    Refundable income taxes                                                             --                 17              17
    Inventories                                                                        356               (327)           (178)
    Other current assets                                                              (133)                53             117
    Other assets, net                                                                  (60)               129              46
    Accounts payable                                                                (1,618)               115             405
    Accrued liabilities                                                                545                249          (2,733)
    Postretirement benefits                                                             36                 18              27
                                                                                   -------------------------------------------
      Total adjustments                                                              4,333              1,635           1,110
                                                                                   -------------------------------------------
      Net cash provided (used) by operating activities                             $10,018            $ 3,034         $  (342)

Cash flows from investing activities:
   Proceeds from sales of assets                                                   $ 2,418            $   127         $ 1,279
   Proceeds from receipt and sale of stock                                             403                 --              --
   Proceeds from sale of marketable securities                                          --                126              --
   Capital expenditures                                                             (3,069)            (1,239)         (1,352)
                                                                                   -------------------------------------------
      Net cash used in investing activities                                           (248)              (986)           ( 73)
Cash flows from financing activities:
  Proceeds from note payable to related party                                           --                 27              --
  Proceeds on notes payable                                                             --                 --              60
  Payments on note payable to related party                                            (69)               (92)            (26)
  Payments on notes payable                                                             --                (60)             --
  Principal payments under capital lease                                               (38)               (58)            (62)
  Proceeds from issuance of common stock                                               409                 49              --
                                                                                   -------------------------------------------
      Net cash provided (used) by financing activities                                 302               (134)            (28)
Net increase (decrease) in cash and cash equivalents                                10,072              1,914            (443)
Cash and cash equivalents at beginning of year                                       8,580              6,666           7,109
                                                                                   -------------------------------------------
Cash and cash equivalents at end of year                                           $18,652            $ 8,580         $ 6,666
                                                                                   ===========================================
Supplemental cash flow information:
      Interest payments                                                            $    60            $    64         $    55
      Income tax payments                                                              132                129              81


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES
     -------------------

     ORGANIZATION - The Company develops, manufactures and markets the following three principal classes of products: devices which charge photoreceptors in high-speed office copiers; components, assemblies and systems which transmit, sense or intensify light, images or atomic particles; and diagnostic and surgical equipment principally for obstetrics or gynecological applications. These products are sold primarily to original equipment manufacturers for applications in electronic imaging, analytical instrumentation, office equipment, medical instrumentation and process analysis and, in the case of medical instruments, to doctors and hospitals. The majority of the Company's customers are located in North America with most international customers in Europe and the Far East.

     CONSOLIDATION - The consolidated balance sheets at September 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996, include the accounts of Galileo Corporation and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

     PROPERTY, PLANT AND EQUIPMENT - Depreciation is computed using either the straight-line or accelerated methods. The estimated useful lives used in computing depreciation and amortization are:

          Buildings and improvements                        10-30 years
          Machinery, equipment and furniture                 3-10 years

     ENGINEERING EXPENSE - Engineering expense includes research and development, engineering support of manufacturing operations relating to problem solving and process improvement, the preparation of bids and proposals and sales support of customers. The amounts charged to income for research and development were approximately $3,220,000, $3,054,000 and $3,755,000 for fiscal years 1996, 1995 and 1994, respectively.

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding. The exercise of stock options has not been assumed for fiscal year 1994 because the effect was antidilutive.

     GOODWILL - Goodwill, which is included in other assets, is being amortized on a straight-line basis over a period of 40 years.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     RECLASSIFICATION - Certain reclassifications have been made to the amounts in the 1996, 1995 and 1994 financial statements.

     EXTRAORDINARY GAIN - In the first quarter of fiscal year 1996, the Company recognized an extraordinary gain on the receipt and sale of stock of $158,000, net of applicable income taxes of $160,000, following the demutualization of the Company's health insurance carrier.

     CURRENT ACCOUNTING DEVELOPMENTS - In March 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which the Company is required to adopt effective with its fiscal year 1997 which ends September 30, 1997. Under the definition of Impaired Assets included in this Statement, the Company has certain assets primarily related to its Medical Products business, consisting principally of robotic assembly equipment which are underutilized and which may be impaired.

     The Company anticipates that the book value of these assets may be adjusted in fiscal year 1997 to their current fair market value for a potential net write-down of $2,200,000. The Company is in the process of a) determining when these assets will no longer be impaired as a result of increased manufacturing volume; b) determining whether or not these assets can be productively employed in applications other than those originally intended in one of the Company's current operations other than the Medical Products business; c) utilizing these assets in operations of other companies which are currently being considered as possible acquisitions or; d) exploring the possible sale or donation of these assets. The Company anticipates making a decision regarding these assets and the possible write-down early in fiscal year 1997.

     In October 1995 the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages the expensing of the fair value of employee stock options but allows the continuance of current practice with disclosure of the pro forma effect on net income had the fair value of the options been expensed. The Company expects to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under the provisions of Statement No. 123, and accordingly, recognizes no compensation expense for these grants.

2.   ACQUISITION
     -----------

     On August 6, 1996, the Company acquired Leisegang Medical, Inc., by issuing 269,913 shares of its common stock in exchange for all of the outstanding common stock of Leisegang. The acquisition was accounted for as a pooling of interests with Leisegang becoming a wholly-owned subsidiary of the Company. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Leisegang Medical, Inc., for all periods prior to the merger. Leisegang Medical, headquartered in Boca Raton, Florida, is a distributor and manufacturer of OB/GYN diagnostic and surgical equipment. Included in its product line are colposcopes, biopsy instruments, ultrasound equipment, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, bone densitometers and fetal heart monitors. These products are sold to OB/GYN doctors' offices and to hospitals through an internal sales force and by manufacturers' representatives.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Separate results of operations of the merged entities are presented in the following table:

                                                                  Years ended September 30,
                                                        1996              1995                 1994
                                                       ----------------------------------------------
                                                                      (In thousands)
             Net sales
                Galileo                                $36,438            $34,043             $30,241
                Leisegang                                6,196              6,710               5,696
                                                       ----------------------------------------------
                   Total                                42,634             40,753              35,937

             Extraordinary gain (net of taxes)
                Galileo                                    158                 --                  --
                Leisegang                                   --                 --                  --
                                                       ----------------------------------------------
                   Total                                   158                 --                  --

             Net income (loss)
                Galileo                                  6,124              1,110              (1,121)
                Leisegang                                  250                289                (331)
                Merger and acquisition
                  expenses                                (689)                --                  --
                                                       ----------------------------------------------
             Net income (loss)                         $ 5,685            $ 1,399             $(1,452)
                                                       ==============================================


         In connection with the acquisition, $689,000 of acquisition costs and expenses were incurred and have been charged to expenses in the fourth quarter of 1996. The acquisition costs and expenses consisted primarily of legal, accounting and broker fees.

3.   RETIREMENT PLANS
     ----------------
     PENSION PLAN - The Company has a noncontributory pension plan covering substantially all employees who joined the Company prior to January 1, 1995. None of the employees of Leisegang Medical, Inc., the Company's wholly owned subsidiary, are eligible to participate in the Pension Plan since Leisegang Medical, Inc., was acquired in fiscal year 1996. The Plan provides pension benefits based upon years of service and average compensation during the five years preceding retirement. The Company's policy is to fund the maximum amount that can be deducted for federal income tax purposes.


     Net pension cost consists of:

                                                                             Years ended September 30,
                                                                         1996         1995            1994
                                                                        ------------------------------------
                                                                                   (In thousands)
        Service cost -- benefits earned during the period               $ 254       $   245         $   256
        Interest cost on projected benefit obligations                    490           469             447
        Actual return on assets                                          (317)       (1,447)            495
        Net amortization and deferral                                    (404)          854          (1,169)
                                                                        ------------------------------------
                                                                        $  23       $   121         $    29
                                                                        ====================================


     The assumptions used in calculating pension expense included discount rates of 8% and expected long-term rates of return on Plan assets of 9%. In addition, the rate of increase in compensation levels was assumed to be 5% for 1996 and 1995, and 5.5% for 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table sets forth the Plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheets at September 30,
     1996 and 1995, for the Plan:

                                                                         Years ended September 30,
                                                                          1996               1995
                                                                        ---------------------------
                                                                              (In thousands)
        Actuarial present value of benefit obligations:
          Vested benefit obligations                                    $(4,861)           $(4,661)
                                                                        ===========================

          Accumulated benefit obligations                               $(5,021)           $(4,986)
                                                                        ===========================

        Projected benefit obligations for services
          rendered to date                                              $(6,531)           $(6,215)
        Plan assets at fair value                                         7,633              7,564
                                                                        ---------------------------
        Plan assets in excess of projected benefit
          obligations                                                     1,102              1,349
        Unrecognized prior service cost                                     (71)               (77)
        Unrecognized net loss                                               188                 50
        Unrecognized net asset                                             (435)              (481)
                                                                        ---------------------------
        Prepaid pension costs included in other assets                  $   784            $   841
                                                                        ===========================


     TAX DEFERRED SAVINGS PLAN - The Company has a tax deferred savings plan under Section 401(k) of the Internal Revenue Code under which, subject to certain limitations, each eligible employee may contribute up to 15% of gross wages per year. The Company matches 50% of the first 6% of employee contributions. Company contributions to the Plan were approximately $146,000, $139,000 and $126,000 in fiscal years 1996, 1995 and 1994, respectively.

     LEISEGANG MEDICAL, INC., PROFIT SHARING PLAN - The Company's wholly-owned subsidiary, Leisegang Medical, Inc., has had a discretionary, noncontributory profit sharing plan available to essentially all full-time employees. In August 1996 the Plan was terminated and distributions were made to employees according to each employee's vested percentage. On August 6, 1996, the effective date of the acquisition of Leisegang Medical, Inc., by the Company, all participants in the profit sharing plan became eligible to participate in the Galileo Employee 401(k) Plan. Expenses for the Plan were $30,000, $60,000 and $60,000 in fiscal years 1996, 1995 and 1994, respectively.

     OTHER RETIREMENT PLANS - In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit postretirement medical and life insurance plan. Employees who retire from the Company and who have attained age 65 with 15 years of service (10 years of service for employees hired before October 1, 1989) and who were hired prior to October 1, 1993, are eligible. Employees who retired prior to October 1, 1989, are not required to contribute; employees who retired after October 1, 1989, contribute a portion of the cost beyond a Company subsidy. The Plan is not funded.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The actuarial and recorded liabilities for the Plan were as follows:

                                                                                 Years ended September 30,
                                                                                   1996             1995
                                                                                 -------------------------
     Accumulated postretirement benefit obligation:                                   (In thousands)
       Retirees                                                                    $428             $391
       Fully eligible active plan participants                                       21               21
       Other active plan participants                                               131              160
                                                                                   ---------------------
         Accumulated postretirement benefit obligation                              580              572
       Plan assets at fair value                                                     --               --
                                                                                   ---------------------
       Unfunded accumulated benefit obligation in excess of plan assets             580              572
       Unrecognized net gain                                                         79               51
                                                                                   ---------------------
         Accrued postretirement benefit cost                                       $659             $623
                                                                                   =====================

     Net periodic postretirement benefit cost in 1996 and 1995 includes the following components:

       Service cost                                                                $  9             $ 12
       Interest cost                                                                 44               43
                                                                                   ---------------------
         Net periodic postretirement benefit cost                                  $ 53             $ 55
                                                                                   =====================


    For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1996. The rate was assumed to decrease gradually down to 6% for fiscal year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996, by $30,000 (or by 5.2%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1996 by $3,200 (or by 6.0%).

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LEASE COMMITMENTS
    -----------------

    The cost of computer equipment capitalized under capital lease agreements approximated $174,000 and $180,000 as of September 30, 1996 and 1995, respectively. Associated accumulated amortization as of September 30, 1996 and 1995, approximated $71,000 and $18,000, respectively. Future minimum lease payments relating to the computer equipment under capital leases as of September 30, 1996, are as follows:

             1997                                                 56,750
             1998                                                 56,750
             1999                                                 56,750
             2000                                                 36,500
                                                                --------
             Total minimum lease payments                        206,750
                Less amount representing imputed interest         32,750
                                                                --------
             Net present value, minimum lease payments           174,000
                Less current portion                              42,000
                                                                --------
             Long-term portion of lease obligation              $132,000
                                                                ========

    Minimum rental commitments under all noncancelable operating leases, primarily machinery and equipment, as well as office and manufacturing space for Leisegang Medical, Inc., in effect at September 30, 1996, are $180,000, $67,000, $31,000 and $14,000 in fiscal years 1997, 1998, 1999 and 2000, respectively.

    Total rental expense for all operating leases was approximately $246,000, $243,000 and $236,000 in fiscal years 1996, 1995 and 1994, respectively.

5.  NOTE PAYABLE
    ------------

    The Company had a 7% note payable of $542,000 at September 30, 1996, to a former shareholder of Leisegang Medical Inc., which was paid in full on October 17, 1996.

6.  COMMON STOCK
    ------------

    EMPLOYEE STOCK OPTION PLAN - Under the Company's 1991 Stock Option Plan, which succeeded the 1981 Stock Option Plan, the Plan Administrative Committee of the Board of Directors may grant options to purchase common stock to officers and key employees of the Company and its subsidiaries. The stock options are exercisable at a price not less than the fair market value of the common stock on the date of grant. The Plan also provides that the Committee may issue stock appreciation rights. The exercise price of the stock appreciation rights may not be less than the fair market value of the common stock on the date of grant or if issued with a stock option, the exercise price of the related option. Stock appreciation rights provide for the issuance of common stock, or the payment of cash, or a combination of both equal to the difference between the exercise price of the stock appreciation right and the fair market value of the common stock on the date of exercise.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Transactions during the last three years under the 1981 Stock Option Plan and the 1991 Stock Option Plan are summarized as follows:

                                    Shares           Price Range          Aggregate
                                    -----------------------------------------------
Balance, September 30, 1993         243,670       $ 4.375    7.500       $1,254,000
  Granted                            15,000         3.000 -  3.625           51,250
  Exercised                              --                     --               --
  Canceled                          (46,267)        3.625 -  7.500         (271,239)
                                    -------                              ----------
Balance, September 30, 1994         212,403         3.000 -  7.500        1,034,011
  Granted                            92,000         4.625 -  8.250          722,125
  Exercised                         (10,778)        4.438 -  4.625          (49,287)
  Canceled                          (41,778)        3.625 -  7.500         (189,443)
                                    -------                              ----------
Balance, September 30, 1995         251,847         3.000 -  8.250        1,517,406
  Granted                           102,000        10.375 - 30.375        1,520,750
  Exercised                         (68,597)        4.375 -  8.250         (380,610)
  Canceled                           (6,000)        7.500 - 17.875          (96,875)
                                    -------                              ----------
Balance, September 30, 1996         279,250       $ 3.000 - 30.375       $2,560,671

    As of September 30, 1996, 118,000 option shares were available for grant under the 1991 Plan, and 103,500 options were exercisable at prices ranging from $3.00 to $8.250, aggregating approximately $539,295 under the 1981 and 1991 Plans. The remainder of the outstanding options become exercisable on various dates through 2000.

    DIRECTOR STOCK OPTION PLAN - The Company's 1989 Director Stock Option Plan was amended in 1996 to increase the number of shares of Common Stock available for grants to an aggregate of 200,000 shares and to change the grant formula to grant each non-employee director options to purchase 2,500 shares of common stock on the director's election at each Annual Meeting of Shareholders of the Company. Under the Plan, which became the 1996 Director Stock Option Plan, options become exercisable one year after grant or earlier upon the death or disability of the director and upon a change in control of the Company, as defined in the Plan. No option may be exercised more than one year after the director's termination as a director for any reason. The option exercise price is the fair market value of the common stock on the date of grant.


    Under the Director Stock Option Plan, options to purchase 10,000 shares of common stock were granted in fiscal year 1996, and as of September 30, 1996, 20,000 shares were exercisable at prices ranging from $5.25 to $9.00 per share, aggregating $162,422. Options covering 162,500 shares remain available for grant under the Plan.

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

    EMPLOYEE STOCK PURCHASE PLAN - The Company has an Employee Stock Purchase Plan under which it contributes up to 37.5% of amounts contributed by participating employees to a combined maximum of $1,375 per calendar year. All contributions are made to a trust for investment in the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Company's common stock. Shares are purchased in the open market. The Plan held 23,159 and 26,357 shares at September 30, 1996 and 1995, respectively.

7.  MAJOR CUSTOMERS AND EXPORT SALES
    --------------------------------

    Sales were made to Xerox Corporation in an amount exceeding 10% of consolidated revenues in fiscal years 1996, 1995 and 1994. Sales to this customer were $20,350,000, $17,674,000 and $14,330,000 in fiscal years 1996,
    1995 and 1994, respectively.

    Export sales to various foreign customers amounted to approximately $8,716,000, $7,371,000 and $5,857,000 in fiscal years 1996, 1995 and 1994, respectively. In addition, sales to domestic affiliates of foreign customers and to domestic customers, both for export by the purchaser, amounted to approximately $287,000, $325,000 and $837,000 in fiscal years 1996, 1995 and
    1994, respectively.

    At September 30, 1996 and 1995, accounts receivable from Xerox Corporation, represented approximately 44% and 51%, respectively, of total accounts receivable. The Company extends credit based on evaluating individual customers' financial condition, and collateral is generally not required. Credit losses are provided for in the financial statements and have historically been within management's expectations.

8.  INCOME TAXES
    ------------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 and 1995, respectively, are as follows:

                                                                  Years ended September 30,
                                                                    1996             1995
                                                                  -------------------------
                                                                        (In thousands)
        Deferred tax liabilities:
          Tax over book depreciation                               $ 2,448         $ 2,629
          Pension cost                                                 351             329
                                                                   -----------------------
            Total deferred tax liabilities                           2,799           2,958
                                                                   -----------------------
        Deferred tax assets:
          Inventory adjustments                                        202             577
          Restructuring accruals                                         8             124
          Other accruals                                               700             673
          Net operating loss carryforwards                           3,303           5,459
          General business credits                                   1,280           1,188
                                                                   -----------------------
            Total deferred tax assets                                5,493           8,021
          Valuation allowance for deferred tax assets               (2,855)         (5,224)
                                                                   -----------------------
              Net deferred tax assets                                2,638           2,797
                                                                   -----------------------
          Net deferred tax liabilities                             $   161         $   161
                                                                   =======================


    The net change in the total valuation allowance for the fiscal years ended September 30, 1996 and 1995, amounted to a decrease of $2,369,000 and an increase of $65,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Significant components of the provision for income taxes from continuing operations are as follows:

                                           Years ended September 30,
                                    1996               1995            1994
                                    ---------------------------------------
                                                (In thousands)
         Current:
           Federal                  $ 170               $--             $--
           State                       72                82              69
                                    ---------------------------------------
                                      242                82              69
         Deferred:
           Federal                   (116)               --              --
           State                      (37)               --              --
                                    ---------------------------------------
                                     (153)               --              --
                                    ---------------------------------------
           Total                    $  89               $82             $69
                                    =======================================


    The reconciliation of the statutory federal income tax rate and the effective tax rate from continuing operations is as follows:

                                                                Years ended September 30,
                                                           1996            1995           1994
                                                          -------------------------------------

    Income tax per statutory rate                          34.0%           34.0%          34.0%
    Utilization of net operating loss
      carryforwards                                       (33.0)          (32.9)            --
    Loss on which no income tax benefits realized            --             --           (34.8)
    State income taxes, net of federal income
      tax benefit                                           0.8             4.5           (3.8)
    Other                                                  (0.2)            1.3           (2.0)
                                                         --------------------------------------
                                                            1.6%            6.9%          (6.6)%
                                                         ======================================


    At September 30, 1996, the Company had net operating loss carryforwards of $8,266,000 for federal income tax purposes that expire in years 2007 through 2010.

                                           QUARTERLY FINANCIAL INFORMATION



(In thousands, except per share data) (Unaudited)
FISCAL YEAR 1996                                             DEC. 31         MARCH 31         JUNE 30        SEPT. 30
---------------------------------------------------------------------------------------------------------------------

Net sales                                                    $ 9,972          $10,632         $11,152         $10,878
Cost of sales                                                  6,105            6,501           6,013           5,087
                                                             --------------------------------------------------------
Gross profit                                                   3,867            4,131           5,139           5,791
Operating expenses                                             2,723            3,487           3,558           3,948
                                                             --------------------------------------------------------
Operating profit                                               1,144              644           1,581           1,843
Other income, net                                                115              208             211            (130)
                                                             --------------------------------------------------------
Income before income taxes and extraordinary gain              1,259              852           1,792           1,713
Provision (benefit) for income taxes                            (107)              25              33             138
Extraordinary gain                                               158               --              --              --
                                                             --------------------------------------------------------
Net income                                                   $ 1,524          $   827         $ 1,759         $ 1,575
                                                             ========================================================
Net income per common and common
  equivalent share                                           $   .22          $   .12         $   .25         $   .23
                                                             ========================================================




FISCAL YEAR 1995                                             DEC. 31         MARCH 31         JUNE 30        SEPT. 30
---------------------------------------------------------------------------------------------------------------------

Net sales                                                    $ 8,845          $9,945          $10,442         $11,521
Cost of sales                                                  6,391           6,824            7,503           7,526
                                                             --------------------------------------------------------
Gross profit                                                   2,454           3,121            2,939           3,995
Operating expenses                                             2,817           2,977            2,591           2,948
                                                             --------------------------------------------------------
Operating profit (loss)                                         (363)            144              348           1,047
Other income, net                                                 83             (34)             143             113
                                                             --------------------------------------------------------
Income (loss) before income taxes                               (280)            110              491           1,160
Provision for income taxes                                        24              16               24              18
                                                             --------------------------------------------------------
Net income (loss)                                            $  (304)         $   94          $   467         $ 1,142
                                                             ========================================================
Net income (loss) per common and common
  equivalent share                                           $  (.05)         $  .01          $   .07         $   .17
                                                             ========================================================

Note: Results have been restated to reflect the acquisition in fiscal year 1996 of Leisegang Medical, Inc., on a pooling of interests basis.

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           (DOLLARS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------
Column A                          Column B        Column C        Column D       Column E         Column F
------------------------------------------------------------------------------------------------------------

                                                 Additions        Additions     Deductions
                                 Balance at      charged to      charged to     written off       Balance at
                                  beginning       cost and          other         against           end of
Description                       of period       expenses        accounts        reserve           period
------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1994:
------------------

Allowance for
doubtful accounts                    470             16              --             334               152


SEPTEMBER 30, 1995:
------------------

Allowance for
doubtful accounts                    152             42              --              68               126


SEPTEMBER 30, 1996:
------------------

Allowance for
doubtful accounts                    126            198              --             140               184

                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 18, 1996                      GALILEO CORPORATION

                                               /s/ William T. Hanley
                                               ---------------------------------
                                               William T. Hanley, President
                                               and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 18, 1996.






                              /s/ William T. Hanley
                              --------------------------------------------------
                              William T. Hanley, President and Chief Executive Officer and Director (Principal Executive Officer)

                              /s/ Gregory Riedel
                              --------------------------------------------------
                              Gregory Riedel, Vice President, Finance
                              (Principal Financial and Accounting Officer)


                              /s/ William T. Burgin
                              --------------------------------------------------
                              William T. Burgin
                              Director


                              /s/ Allen E. Busching
                              --------------------------------------------------
                              Allen E. Busching
                              Director


                              /s/ Kenneth W. Draeger
                              --------------------------------------------------
                              Kenneth W. Draeger
                              Director


                              /s/ Robert D. Happ
                              --------------------------------------------------
                              Robert D. Happ
                              Director

                                INDEX TO EXHIBITS


Exhibit                                                                             Page
-------                                                                             ----
   2.1  Agreement and Plan of Merger dated July 17, 1996, among the Registrant, a wholly-owned subsidiary of the Registrant, Leisegang Medical, Inc., and the principal shareholders of Leisegang, under which the Registrant acquired Leisegang, effective August 6, 1996 (Filed as exhibit 2.1 to the
        Registrant's Form 8-K, file no. 33-13752, and hereby incorporated herein by reference).

   2.2  Promissory Note from Incom, Inc. to the Company dated September 29,
        1994 (filed as exhibit 2.4 to the Registrant's Form 10-K for the year ended September 30, 1994, file no. 0-11309, and hereby incorporated by reference).

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

  10.1 Stock option plan adopted October 23, 1991 (filed as an exhibit to the Registrant's proxy statement dated December 17, 1991, and hereby incorporated herein by reference).

  10.2 Director stock option plan adopted November 10, 1995 (filed as an exhibit to the Registrant's proxy statement dated December 11, 1995, and hereby incorporated by reference.)

  11    Computation of net income (loss) per common and common equivalent
        share.                                                                       38

  23    Consent of Independent Auditors for incorporation by reference in
        previously filed Registration Statements.                                    39

  27    Financial Data Schedule (for electronic filing only).




Executive Compensation Plans and Arrangements
---------------------------------------------

Exhibits 10.1 and 10.2 are management contracts or compensatory plans or arrangements in which the executive officers or directors of the Company participate.