Form 10-Q
period 1996-12-31
GALILEO ELECTRO OPTICS CORP
filed 1997-02-14
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1996

COMMISSION FILE NUMBER 0-11309


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

                   YES   X             NO
                       -----              -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


           CLASS                           OUTSTANDING AT DECEMBER 31, 1996
----------------------------               --------------------------------
COMMON STOCK, PAR VALUE $.01                      6,847,442 SHARES

                               GALILEO CORPORATION
                                      INDEX




    PART I.          Financial Information:                            Page No.
                                                                       --------

  Item 1.   Financial Statements (unaudited)

    Consolidated Condensed Balance Sheets at
     December 31, 1996, and September 30, 1996 ..........................    3

    Consolidated Condensed Statements of Income for the three months
     ended December 31, 1996, and December 31, 1995......................    4

    Consolidated Condensed Statements of Cash Flows for the
     three months ended December 31, 1996, and December 31, 1995.........    5

    Notes to Consolidated Condensed Financial Statements.................    6

  Item 2.

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................    8

    PART II.        Other Information:

  Item 4.

    Submission of Matters to a Vote of Security Holders                     11


  Item 5.

    Other information                                                       11

  Item 6.

    Exhibits and Reports on Form 8-K                                        12


    Signatures                                                              13

                               GALILEO CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                         Dec. 31, 1996      Sept. 30, 1996
                                                         ----------------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                 $18,882             $18,652
  Accounts receivable, net                                    5,529               5,710
  Inventories, net  (Note 3)                                  6,931               6,218
  Other current assets                                          488                 598
                                                            ---------------------------
  Total current assets                                       31,830              31,178
Property, plant and equipment, net                           17,283              19,228
Other assets, net                                             2,608               2,658
                                                            ---------------------------
Total assets                                                $51,721             $53,064
                                                            ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                  $ 4,586             $ 4,174
  Other current liabilities                                      --                 542
                                                            ---------------------------
    Total current liabilities                                 4,586               4,716
  Other liabilities                                           1,182               1,320
Shareholders' equity:
  Common stock                                                   68                  68
  Additional paid-in capital                                 42,796              42,694
  Retained earnings                                           3,089               4,266
                                                            ---------------------------
    Total shareholders' equity                               45,953              47,028
                                                            ---------------------------
Total liabilities and shareholders' equity                  $51,721             $53,064
                                                            ===========================


See Notes to Consolidated Condensed Financial Statements



                               GALILEO CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per share data)


                                                         For the Three Months Ended
                                                                  December 31,

                                                               1996       1995
                                                             ------------------
Net sales (Note 1)                                           $ 9,711     $9,972
Cost of sales                                                  5,436      6,105
                                                             ------------------
Gross profit                                                   4,275      3,867
Engineering, selling and administrative
  expenses                                                     3,344      2,723
Reduction in carrying value of certain long-lived
  assets (Note 4)                                              2,226         --
                                                             ------------------
Operating profit (loss)                                       (1,295)     1,144
Other income                                                     250        115
                                                             ------------------
Income (loss) before income taxes and
  extraordinary gain                                          (1,045)     1,259
Provision (benefit) for income taxes                             121       (107)
                                                             ------------------
Income (loss) before extraordinary gain                       (1,166)     1,366
Extraordinary gain on receipt and sale
  of stock, net of taxes                                          --        158
                                                             ------------------
Net income (loss)                                            $(1,166)    $1,524
                                                             ==================
Net income (loss) per common and common
equivalent share outstanding

     Before extraordinary gain                               $ (0.17)    $ 0.20
     Effect of extraordinary gain                                 --       0.02
                                                             ------------------
Net income (loss)                                            $ (0.17)    $ 0.22
                                                             ==================
Weighted average common and common
  equivalent shares outstanding                                6,836      6,865

See Notes to Consolidated Condensed Financial Statements



                               GALILEO CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                              For the three months ended
                                                                       December 31,
                                                                   1996        1995
                                                              --------------------------
Net income (loss)                                                $(1,166)    $ 1,524
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Extraordinary gain on receipt and sale of stock                  --        (319)
     Depreciation and amortization                                   900         867
     Reduction in carrying value of certain long-lived assets      2,226          --
     Other adjustments                                                (1)        (18)
Increase (decrease) in cash from changes in operating
  assets and liabilities:
     Accounts receivable                                             279       1,169
     Inventories                                                    (713)        197
     Accounts payable and accrued liabilities                        412      (2,003)
     Other changes, net                                              (90)         24
                                                                 -------------------
       Total adjustments                                           3,013         (83)
                                                                 -------------------
Net cash provided by operating activities                          1,847       1,441

Cash flows from investing activities:
-------------------------------------
  Proceeds from receipt and sale of stock                             --         403
  Capital expenditures                                            (1,167)       (570)
                                                                 -------------------
       Net cash used in investing activities                      (1,167)       (167)

Cash flows from financing activities:
-------------------------------------
  Payments on notes payable                                         (542)        (17)
  Proceeds from issuance of common stock                             102         142
  Other financing activities                                         (10)         (9)
                                                                 -------------------
       Net cash provided (used) by financing activities             (450)        116
Net increase in cash and cash equivalents                            230       1,390
Cash and cash equivalents at beginning of period                  18,652       8,580
                                                                 -------------------
Cash and cash equivalents at end of period                       $18,882     $ 9,970
                                                                 ===================


See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

1. On February 11, 1997, the Company received written notification from its largest customer, Xerox Corporation, that Xerox has developed internal production capabilities for dicorotron assemblies and will no longer purchase these assemblies from the Company. These assemblies accounted for approximately $20.4 million, or 48% of the Company's revenues of $42.6 million for fiscal 1996 and approximately $3.8 million, or 39%, of the Company's revenues of $9.7 million for the quarter ended December 31, 1996. Reduced revenues from this product will materially adversely affect the Company's financial performance for at least the remainder of fiscal 1997 and likely will result in a loss for the fiscal year.

2. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except for the item discussed in Note 3 below) necessary to present fairly Galileo Corporation's (the Company) financial position as of December 31, 1996, and the results of operations and cash flows for the three month period ended December 31, 1996, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1996.

3.   Classification of inventories is:

                                     December 31,         September 30,
                                         1996                 1996
                                     ------------         -------------
         Finished goods                 $2,641                $1,402
         Work-in-progress                  576                   635
         Raw materials                   3,714                 4,181
                                        ------                ------
                                        $6,931                $6,218
                                        ======                ======


4. For the three months ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses be recognized for long-lived assets, when indicators of impairment are present and the fair market values of assets are estimated to be less than carrying amounts. The adoption of this Standard resulted in a $2,226, or $0.32 per share, nonrecurring, pretax, noncash, charge in the quarter, which reduced certain robotic assembly equipment for the Company's Medical Products Group to its estimated fair market value. Excluding the impact of this charge, net income for the three months ended December 31, 1996, was $1,060, or $0.15 per share.

5. Results for the three months ended December 31, 1995, have been restated to reflect the acquisition of Leisegang Medical, Inc., in fiscal year 1996, which was accounted for on a pooling of interests basis. For the three months ended December 31, 1995, Leisegang Medical, Inc.'s, net income was $436, or $0.06 per share.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW
--------

Galileo Corporation (the "Company") develops, manufactures and markets fiberoptic and electro-optic components which transmit, sense or intensify light or images. The Company's products are currently sold primarily to original equipment manufacturers (OEMs) for use in office products, electronic imaging and scientific, analytical and medical applications. The Company's capabilities in the formulation of specialty glass and experience in fiberoptic and electro-optic technology are fundamental to developing and manufacturing its products.

On February 11, 1997, the Company received written notification from its largest customer, Xerox Corporation, that Xerox has developed internal production capabilities for dicorotron assemblies and will no longer purchase these assemblies from the Company. These assemblies accounted for approximately $20.4 million, or 48% of the Company's revenues of $42.6 million for fiscal 1996 and approximately $3.8 million, or 39%, of the Company's revenues of $9.7 million for the quarter ended December 31, 1996. Reduced revenues from this product will materially adversely affect the Company's financial performance for at least the remainder of fiscal 1997 and likely will result in a loss for the fiscal year.

The Company's Scientific Detector Products are used in various analytical instruments in a wide range of markets including semiconductor processing, life sciences, failure analysis and quality and process control.

The Company's Remote Sensor Products include Fluorolase[Registered Trademark] fiberoptic-based optical amplifier technology and products where on-line, non-destructive testing of material composition is required including, among others, food processing, bulk and specialty chemicals, petroleum refining, and biotechnology. Markets for the Company's Fluorolase products include telecommunications as well as high-speed data and video transmission. Currently, these products are being tested in these markets, and the Company believes that the Fluorolase product offers significant future growth opportunities.

The Company's Medical Products consist of a variety of scopes in support of minimally invasive medical procedures. Scopes are valuable in any medical procedure where video imaging can provide accurate diagnosis, improve surgical performance and reduce patient discomfort. In addition, the acquisition of Leisegang Medical, Inc., more fully discussed below, positions the Company as a supplier of certain medical instrument equipment, principally to the obstetric and gynecological markets. The Company believes that these products offer significant future growth opportunities.

Leisegang Medical, headquartered in Boca Raton, FL, was a privately-held distributor and manufacturer of OB/GYN diagnostic and surgical equipment. Included in its product line are colposcopes produced by Leisegang GmbH, a related company based in Berlin, Germany, that is the world's largest and oldest manufacturer of colposcopes and accessories. The products are sold to OB/GYN doctors' offices and hospitals through an internal sales force and by manufacturers' representatives.

Leisegang is well known and highly respected in the gynecological equipment market, estimated to be $200 million annually, and is a leader in sales to doctors' offices. In addition to colposcopes, its products include biopsy instruments, ultrasound, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, bone densitometers and fetal heart monitors. This acquisition enables Galileo to participate immediately in a market that is growing at 15 to 20 percent per year, and is expected to benefit significantly from the trend toward minimally invasive surgery and office-based procedures. It also provides Galileo with new distribution channels that enhance the brand name recognition and market penetration of the Company's medical imaging and sensing products.

In addition to investing in research and development activities for all of its products, the Company is exploring other acquisition opportunities to enhance its product offerings to all its customers.

This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, expansion into new markets and anticipated customer demand for its existing and future products and services. Certain factors that could cause the Company's actual results to differ from those projected in these forward-looking statements are set forth in Exhibit 99 to this report and incorporated herein.

RESULTS OF OPERATIONS
---------------------

Sales for the quarter ended December 31, 1996, were $9.7 million, a decrease of $0.3 million, or 3% from the same quarter last year. The Company has completed a rationalization program whereby certain less profitable product lines have been discontinued. Approximately $1.2 million of revenues for the first quarter of last year were realized from such discontinued products.

Gross profit (as a percentage of revenues) of 44.0% improved from 38.8% for the comparable prior-year period as a result of the aforementioned rationalization program.

Engineering, selling and administrative expenses of $3.3 million increased from $2.7 million in the same quarter last year primarily due to increased engineering and other operating expenses to support the development of new medical scopes and the Company's Fluorolase products.

For the quarter ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of." This statement requires impairment losses be recognized on long-lived assets when indicators of impairment are present and the fair market values of assets are estimated to be less than carrying amounts. The adoption of this statement resulted in a $2.2 million, or $0.32 per share, nonrecurring, pretax, noncash charge in the quarter, which reduced certain robotic assembly equipment for the Company's Medical Products Group to its estimated fair market value. Excluding the impact of this charge, net income for the three months ended December 31, 1996, was $1.1 million, or $0.15 per share.

Other income principally relates to interest earned on investments. The effective tax rate differs from the statutory rate primarily due to tax loss carryforwards which the Company has available for the three months ended December 31, 1996, and the comparable prior-year period.

FINANCIAL CONDITION
-------------------

The Company's working capital at December 31, 1996, of $27.2 million increased $0.8 million from the balance at September 30, 1996, of $26.4 million. The change in working capital was primarily due to the increase in inventories to support higher revenue levels for the Company's Medical Products Group. The Company considers its working capital position to be adequate to support its currently planned operations.

Capital spending for the quarter amounted to $1.2 million. This compares with $0.6 million of capital expenditures in the first fiscal quarter of last year. Capital spending for the quarter primarily relates to building improvements and machinery and equipment to support the development of new medical scopes and the Company's Fluorolase products. The Company does not have any significant commitments for capital expenditures.

LOSS OF A SIGNIFICANT CUSTOMER
------------------------------

The Company anticipates that its results of operations and financial condition will be materially adversely impacted by the loss of a significant customer as more fully discussed in the "Overview" section above.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting of Shareholders held on January 14, 1997:

     1.   The following persons were elected as directors of the Company:

                                      FOR                            WITHHOLD
                                      ---                            --------

          William T. Burgin           5,389,277                      47,015
          Allen E. Busching           5,389,077                      47,215
          Kenneth W. Draeger          5,389,277                      47,015
          William T. Hanley           5,388,876                      47,416
          William D. Happ             5,389,277                      47,015

     2. Amendment to certificate of incorporation to increase the number of authorized shares of common stock from 18,000,000 shares to 36,000,000 shares was approved by a vote of 5,129,729 in favor, 272,898 against, 9,465 abstaining and 24,200 shares not voting.

     3. The 1997 Employee Stock Purchase Plan was approved by a vote of 4,613,230 in favor, 105,798 against, 35,968 abstaining and 681,296 shares not voting.

     4. Amendment to the 1991 Employee Stock Option Plan to increase the aggregate number of shares of common stock that may be subject to grants under the plan from 350,000 to 500,000 was approved by a vote of 4,496,448 in favor, 222,432 against, 36,116 abstaining and 681,296 shares not voting.

     5. Amendment to the 1991 Employee Stock Option Plan to limit the number of shares that may be granted under the plan to any one person within any fiscal year to 100,000 shares was approved by a vote of 4,783,277 in favor, 14,960 against, 37,052 abstaining and 601,003 shares not voting.


ITEM 5. OTHER INFORMATION

     See Exhibit 99.2 to this report for information regarding loss of the Company's largest customer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:

                 11      Calculation of Earnings per Share

                 27      Financial Data Schedule (EDGAR filing only)

                 99.1    Important Factors Regarding Forward-Looking Statements

                 99.2    Press Release Dated February 12, 1997

          b.   Reports on Form 8-K:

                 1. On October 21, 1996, the Registrant filed a Form 8-K for an
                    Amendment to the Agreement and Plan of Merger dated July 17, 1996, among the Registrant, a subsidiary of the Registrant, Leisegang Medical, Inc., and the principal shareholders of Leisegang, under which the Registrant acquired Leisegang effective August 6, 1996.

                 2. On January 21, 1997, the Registrant filed a Form 8-K for a
                    Press Release dated January 16, 1997, regarding the Registrant's first quarter results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GALILEO CORPORATION



Dated:  February 13, 1997          /s/ William T. Hanley
                                   -------------------------------------------
                                   William T. Hanley, President and
                                   Chief Executive Officer (Principal
                                   Executive Officer)


                                   /s/ Gregory Riedel
                                   -------------------------------------------
                                   Gregory Riedel, Vice President,
                                   Finance and Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)

                               GALILEO CORPORATION

                                INDEX TO EXHIBITS


         Exhibit No.                                                 Page No.
         -----------                                                 --------

            11              Calculation of Earnings Per Share           15

            27              Financial Data Schedule                    EDGAR
                                                                      Filing
                                                                       Only

            99.1            Important Factors Regarding
                              Forward-Looking Statements                16

            99.2            Press Release Dated February 13, 1997       20