Form 10-Q
period 1997-03-31
GALILEO ELECTRO OPTICS CORP
filed 1997-05-08
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1997

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

                                 YES   X   NO
                                      ---      ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT MARCH 31, 1997
-----------------------------                 -------------------------------
COMMON STOCK, PAR VALUE $.01                       6,847,422 SHARES

                               GALILEO CORPORATION
                                      INDEX

                                                                       Page No.
                                                                       --------
     PART I. Financial Information:

Item 1.   Financial Statements (unaudited)

  Consolidated Condensed Balance Sheets at
  March 31, 1997, and September 30, 1996..............................      3

  Consolidated Condensed Statements of Income for the three and six
  months ended March 31, 1997, and March 31, 1996.....................      4

  Consolidated Condensed Statements of Cash Flows for the
  six months ended March 31, 1997, and March 31, 1996.................      5

  Notes to Consolidated Condensed Financial Statements................      6

Item 2.

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................      8

    PART II. Other Information:

Item 6.

  Exhibits and Reports on Form 8-K                                          12

  Signatures                                                                13

                               GALILEO CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                             Mar. 31, 1997   Sept. 30, 1996
                                                            --------------------------------
ASSETS
------

Current assets:
  Cash and cash equivalents                                     $12,885        $18,652
  Accounts receivable, net                                        4,112          5,710
  Inventories, net   (Note 6)                                     6,203          6,218
  Other current assets                                              426            598
                                                            --------------------------------
  Total current assets                                           23,626         31,178
Property, plant and equipment, net                               14,640         19,228
Excess of cost over the fair value of assets acquired, net        3,939             --
Other assets, net                                                 1,552          2,658
                                                            --------------------------------
Total assets                                                    $43,757        $53,064
                                                            ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                      $ 3,983        $ 4,174
  Other current liabilities                                          --            542
                                                            --------------------------------
    Total current liabilities                                     3,983          4,716
Other liabilities                                                 1,191          1,320
Shareholders' equity:
  Common stock                                                       68             68
  Additional paid-in capital                                     42,796         42,694
  (Accumulated deficit) / retained earnings                      (4,281)         4,266
                                                            --------------------------------
Total shareholders' equity                                       38,583         47,028
                                                            --------------------------------
Total liabilities and shareholders' equity                      $43,757        $53,064
                                                            ================================

See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)


                                                 For the Three Months Ended   For the Six Months Ended
                                                         March 31,                   March 31,
                                                    1997            1996        1997            1996
                                                 ------------------------------------------------------

Net sales  (Note 2)                              $  8,721         $10,632      $18,432       $20,604
Cost of sales                                       5,798           6,501       11,234        12,606
                                                 ------------------------------------------------------
Gross profit                                        2,923           4,131        7,198         7,998

Engineering expenses                                1,379           1,002        2,562         1,827
Selling and administrative expenses                 2,273           2,485        4,434         4,383
Reduction in carrying value of certain
  long-lived assets (Note 3)                           --              --        2,226            --
Reorganization costs (Note 2)                       6,872              --        6,872            --
                                                 ------------------------------------------------------
                                                   10,524           3,487       16,094         6,210
                                                 ------------------------------------------------------
Operating profit (loss)                            (7,601)            644       (8,896)        1,788
Other income                                          243             208          493           323
                                                 ------------------------------------------------------
Income (loss) before income taxes and
  extraordinary gain                               (7,358)            852       (8,403)        2,111
Provision (benefit) for income taxes                   20              25          141           (82)
                                                 ------------------------------------------------------
Income (loss) before extraordinary gain            (7,378)            827       (8,544)        2,193
Extraordinary gain on receipt and sale of
  stock, net of taxes                                  --              --           --           158
                                                 ======================================================
Net income (loss)  (Note 2)                      $ (7,378)        $   827       $(8,544)     $ 2,351
                                                 ======================================================
Net income (loss) per common and  common
  equivalent share outstanding

     Before extraordinary gain                   $  (1.08)        $  0.12       $ (1.25)     $  0.32

     Effect of extraordinary gain                      --              --            --         0.02
                                                 ======================================================
Net income (loss)                                $  (1.08)        $  0.12       $ (1.25)     $  0.34
                                                 ======================================================
Weighted average common and  common equivalent
  shares outstanding                                6,847           6,934         6,842        7,007

See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                      For the six months
                                                                         ended March 31,
                                                                       1997        1996
                                                                     ---------------------

Net income (loss)                                                     $(8,544)    $ 2,351
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Extraordinary gain on receipt and sale of stock                       --        (319)
     Depreciation and amortization                                      1,685       1,770
     Reduction in carrying value of certain long-lived assets           2,226          --
     Reorganization provisions                                          6,451          --
Increase (decrease) in cash from changes in operating
  assets and liabilities:
     Accounts receivable                                                1,741       1,411
     Inventories                                                         (802)         53
     Accounts payable and accrued liabilities                            (190)     (1,548)
     Other changes, net                                                  (243)       (213)
                                                                      -------------------

       Total adjustments                                               10,868       1,154
                                                                      -------------------

Net cash provided by operating activities                               2,324       3,505

Cash flows from investing activities:
-------------------------------------
  Proceeds from receipt and sale of stock                                  --       2,409
  Proceeds from sale of assets                                             --         403
  Capital expenditures                                                 (2,130)     (1,474)
  Acquisitions                                                         (5,500)         --
                                                                      -------------------

       Net cash used in investing activities                           (7,630)      1,338

Cash flows from financing activities:
-------------------------------------
  Payments on notes payable                                              (542)        (34)
  Proceeds from issuance of common stock                                  102         244
  Other financing activities                                              (21)        (18)
                                                                      -------------------

       Net cash provided (used) by financing activities                  (461)        192

Net increase in cash and cash equivalents                              (5,767)      5,035

Cash and cash equivalents at beginning of period                       18,652       8,580
                                                                      ===================

Cash and cash equivalents at end of period                            $12,885     $13,615
                                                                      ===================

See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except for the items discussed in Notes 2 and 3 below) necessary to present fairly Galileo Corporation's (the Company) financial position as of March 31, 1997, the results of operations for the three and six month periods ended March 31, 1997, and cash flows for the six months ended March 31, 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1996.

2. On February 11, 1997, the Company received written notification from its then largest customer, Xerox Corporation, that Xerox had developed internal production capabilities for dicorotron assemblies and will no longer purchase these assemblies from the Company. Revenues related to Xerox were approximately $2,700 and $5,200 for the three months ended March 31, 1997 and 1996, respectively. Reduced revenues from this product will likely result in losses for the remainder of the fiscal year. On March 12, 1997, the Company announced a reorganization plan in response to this lost business. In connection with this plan, the Company recorded a nonrecurring charge of $6,872 in the three months ended March 31, 1997. The charge includes a noncash $6,451 provision for related long-lived assets, other assets and inventory, and a $421 provision for related severance and other obligations. Excluding the impact of this charge, net income for the three months ended March 31, 1997, was a loss of $506, or $0.07 per share.

3. In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses be recognized for long-lived assets, when indicators of impairment are present and the fair market values of assets are estimated to be less than carrying amounts. The adoption of this Standard resulted in a $2,226, or $0.32 per share, nonrecurring, pretax, noncash charge which reduced certain robotic assembly equipment for the Company's Medical Products Group to its estimated fair market value. Excluding the impact of this charge and the charge discussed in Note 2 above, net income for the six months ended March 31, 1997, was $554, or $0.08 per share.

4. On February 28, 1997, the Company acquired the Sani-Spec(TM) business from C.R. Bard, Inc., for $5,500. The acquisition was accounted for using the purchase method of accounting and accordingly, results of Sani-Spec's operations are included in the accompanying statement of operations from the date of acquisition. Assuming that the acquisition had been made as of the beginning of fiscal 1996, results for the Company on a pro forma basis, would have been as follows:

                                         For the Three           For the Six
                                         Months Ended           Months Ended
                                           March 31,             March 31,
                                        1997        1996       1997       1996
                                      --------    -------    --------   -------

     Net sales                        $ 9,646     $11,557    $20,282    $22,454
     Net income (loss)                 (7,250)        955     (8,288)     2,607
     Net income (loss) per share      $ (1.06)    $  0.14    $ (1.21)   $  0.37


5. Results for the three and six months ended March 31, 1996, have been restated to reflect the acquisition of Leisegang Medical, Inc., in fiscal year 1996, which was accounted for on a pooling of interests basis. For the three months ended March 31, 1996, Leisegang Medical, Inc.'s, net income was a loss of $434, or $0.06 per share. Leisegang Medical, Inc.'s, results for the six months ended March 31, 1996, were substantially break-even.

6.   Classification of inventories is:

                                 March 31, 1997     September 30, 1996
                                 ---------------    ------------------

            Finished goods            $2,822              $1,402
            Work-in-progress             710                 635
            Raw materials              2,671               4,181
                                      ------              ------
                                      $6,203              $6,218

7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by December 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company anticipates adopting this Statement for September 1997, and the impact on the calculation of primary and fully diluted earnings per share is not expected to be material.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW
--------

Galileo Corporation (the "Company") develops, manufactures and markets fiberoptic and electro-optic components which transmit, sense or intensify light or images. The Company's products are currently sold primarily to original equipment manufacturers (OEMs) for use in scientific, analytical, medical, electronic imaging and office product applications. The Company's experience in fiberoptic and electro-optic technology are fundamental to developing and manufacturing its products.

On February 11, 1997, the Company received written notification from its then largest customer, Xerox Corporation, that Xerox had developed internal production capabilities for dicorotron assemblies and will no longer purchase these assemblies from the Company. These assemblies accounted for approximately $20.4 million, or 48% of the Company's fiscal 1996 revenues and approximately $3.8 million, or 39%, and $2.7 million, or 31%, of revenues for the Company's first and second fiscal quarters of 1997, respectively. Reduced revenues from this product will materially adversely affect the Company's financial performance for at least the remainder of fiscal 1997 and likely will result in a loss for the fiscal year. In connection with this loss of business, the Company adopted a reorganization plan more fully discussed in the "Results of Operations" section below.

The Company's Scientific Detector Products include detectors and sensors which are used in various instruments in a wide range of markets including semiconductor processing, life sciences, food processing, bulk and specialty chemicals, petroleum refining, biotechnology, failure analysis and quality and process control.

The Company's Medical Products consist of a variety of scopes in support of minimally invasive medical procedures. Scopes are valuable in any medical procedure where video imaging can provide accurate diagnosis, improve surgical performance and reduce patient discomfort. In addition, the acquisitions of Leisegang Medical, Inc. and the Sani-Spec(TM) business from C.R. Bard, Inc., more fully discussed below, position the Company as a supplier of certain medical instrument equipment, principally to the obstetric and gynecological markets. The Company believes that these products offer significant future growth opportunities.

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

Leisegang Medical is well known and highly respected in the gynecological equipment market, estimated to be $200 million annually, and is a leader in sales to doctors' offices. In addition to colposcopes, its products include biopsy instruments, ultrasound, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, bone densitometers and fetal heart monitors. This acquisition enables Galileo to participate immediately in a market that is growing at 15 to 20 percent per year, and is expected to benefit significantly from the trend toward minimally invasive surgery and office-based procedures. It also provides Galileo with new distribution channels that enhance the brand name recognition and market penetration of the Company's medical imaging and sensing products.

On February 28, 1997, the Company acquired the Sani-Spec(TM) business from C.R. Bard, Inc. The Sani-Spec product line includes a comprehensive suite of women's health-related products used by OB/GYN physicians, clinics and hospitals including Sani-Spec single-use vaginal speculums, Sani-Scope(TM) anoscopes, Spec Light(TM) speculum lights and Pap Smear kits. The product line is marketed through a nationwide network of approximately 80 dealers and has been a market leader for over 20 years. Last year's revenues were in excess of $4.0 million, representing approximately 40% of the domestic market.

The Company's Fluorolase(R) fiberoptic-based optical amplifier product is used in applications for telecommunications as well as high speed data and video transmission. Currently, this product is being tested in these markets and the Company believes that the Fluorolase product offers significant future growth opportunities.

In addition to investing in research and development activities for all of its products, the Company is exploring other acquisition opportunities to enhance its product offerings to all its customers.

This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, expansion into new markets and anticipated customer demand for its existing and future products and services. Certain factors that could cause the Company's actual results to differ from those projected in these forward-looking statements are set forth in Exhibit 99.1 to the Company's December 31, 1996, SEC Form 10-Q and incorporated herein.

RESULTS OF OPERATIONS
---------------------

Sales for the three and six months ended March 31, 1997, of $8.7 million and $18.4 million decreased 18.0% and 10.5%, respectively, from the comparable prior-year periods. Reduced revenues resulted primarily from the loss of the Company's largest customer more fully discussed in the "Overview" section above. The Company completed final shipments to this customer during its second quarter. Excluding activity for this customer, revenues for the three months ended March 31, 1997, of $6.0 million increased from $5.4 million for the comparable prior year period.

Gross profit (as a percentage of revenues) of 33.5% for the three months ended March 31, 1997, decreased from 38.9% from the comparable prior year period primarily due to reduced revenues. Gross profit of 39.1% for the six months ended March 31, 1997, was relatively stable with the comparable prior year period.

Engineering expenses increased to $1.4 million and $2.6 million from $1.0 million and $1.8 million for the three and six months ended March 31, 1997, respectively, primarily due to increased spending to support the development of the medical and Fluorolase products.

Selling and administrative expenses remained relatively stable for the three and six months ended March 31, 1997, from comparable prior-year periods.

Following the loss of its largest customer, the Company adopted a reorganization plan. In connection with the plan, the Company recorded a charge of $6.9 million in the three months ended March 31, 1997. The charge includes a noncash $6.5 million provision for related long-lived assets, other assets and inventory, and a $0.4 provision for related severance and other obligations. Excluding the impact of this charge, the loss for the three months ended March 31, 1997, was $0.5 million or $0.07 per share.

For the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses be recognized on long-lived assets when indicators of impairment are present and the fair market values of assets are estimated to be less than carrying amounts. The adoption of this statement resulted in a $2.2 million, or $0.32 per share, nonrecurring, pretax, noncash charge in the quarter, which reduced certain robotic assembly equipment for the Company's Medical Products Group to its estimated fair market value. Excluding the impact of this charge and the charge described in the preceding paragraph, net income for the six months ended March 31, 1997, was $0.6 million, or $0.08 per share.

Other income principally relates to interest earned on investments. For both the current and comparable prior year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carryforwards. The current year provision relates principally to state and franchise taxes.

FINANCIAL CONDITION
-------------------

The Company's working capital at March 31, 1997 of $19.6 million, decreased $6.9 million from the balance at September 30, 1996, of $26.5 million. The change in working capital was primarily due to the February 28, 1997, acquisition of the Sani-Spec business from C.R. Bard, Inc. for a cash payment of $5.5 million.

The Company considers its working capital position to be adequate to support its currently planned operations.

Capital spending for the six months ended March 31, 1997, amounted to $2.1 million. This compares with $1.5 million of capital expenditures for the comparable prior-year period. Capital spending for fiscal 1997 primarily relates to building improvements and machinery and equipment to support the development of new medical scopes and the Company's Fluorolase products. The Company does not have any significant commitments for capital expenditures.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits:

                3 Restated Certificate of Incorporation of the Registrant, as Amended

               10   1991 Stock Option Plan of the Registrant, as Amended

               11   Calculation of Earnings per Share

               27   Financial Data Schedule (EDGAR filing only)


        b.   Reports on Form 8-K:


             1. On January 21, 1997, the Registrant filed a Form 8-K for a Press Release dated January 16, 1997, regarding the Registrant's first quarter results.

             2. On March 12, 1997, the Registrant filed a Form 8-K regarding the Asset Purchase Agreement between the Registrant and C.R. Bard, Inc., dated February 28, 1997.

             3. On March 14, 1997, the Registrant filed a Form 8-K for a Press Release dated March 12, 1997, regarding the Registrant's reorganization plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GALILEO CORPORATION

    Dated:  May 5, 1997                   /s/ William T. Hanley
                                          --------------------------------------
                                          William T. Hanley, President and
                                          Chief Executive Officer (Principal
                                          Executive Officer)

                                          /s/ Gregory Riedel
                                          --------------------------------------
                                          Gregory Riedel, Vice President,
                                          Finance and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS




 Exhibit No.                                                           Page No.
 -----------                                                           --------
     3.1       Restated Certificate of Incorporation of the
               Registrant, as Amended                                     15

      10       1991 Stock Option Plan of the Registrant, as Amended       26

      11       Calculation of Earnings Per Share                          32

      27       Financial Data Schedule                                   EDGAR
                                                                        Filing
                                                                         Only