Form 10-Q
period 1997-06-30
GALILEO ELECTRO OPTICS CORP
filed 1997-08-04
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act 1934

For the quarterly period ended JUNE 30, 1997

COMMISSION FILE NUMBER 0-11309


                             . GALILEO CORPORATION
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


          CLASS                                     OUTSTANDING AT JUNE 30, 1997
--------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $.01                              6,856,250 SHARES

                               GALILEO CORPORATION
                                      INDEX


               PART I.     Financial Information:                      Page  No.
                                                                       ---------

         Item 1. Financial Statements (unaudited)

               Consolidated Condensed Balance Sheets at
               June 30, 1997, and September 30, 1996...................     3

               Consolidated Condensed Statements of Income for the
               three and nine  months ended June 30, 1997, and June
               30, 1996................................................     4

               Consolidated Condensed Statements of Cash Flows for
               the nine months ended June 30, 1997, and June 30,
               1996....................................................     5

               Notes to Consolidated Condensed Financial
               Statements..............................................     6

         Item 2.

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................     8


               PART II.    Other Information:

         Item 6.

               Exhibits and Reports on Form 8-K                            12

               Signatures                                                  13

                               GALILEO CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                    Jun. 30, 1997    Sept. 30, 1996
                                                    -------------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                            $ 11,408         $ 18,652
  Accounts receivable, net                                4,578            5,710
  Inventories, net (Note 5)                               6,412            6,218
  Other current assets                                      393              598
                                                       --------         --------
  Total current assets                                   22,791           31,178
Property, plant and equipment, net                       14,729           19,228
Excess of cost over the fair value of                     3,906               --
assets acquired, net
Other assets, net                                         1,544            2,658
                                                       --------         --------
Total assets                                           $ 42,970         $ 53,064
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued
    liabilities                                        $  4,656         $  4,174
  Other current liabilities                                  --              542
                                                       --------         --------
    Total current liabilities                             4,656            4,716
Other liabilities                                         1,199            1,320
Shareholders' equity:
  Common stock                                               69               68
  Additional paid-in capital                             42,839           42,694
  (Accumulated deficit) / retained
    earnings                                             (5,793)           4,266
                                                       --------         --------
Total shareholders' equity                               37,115           47,028
                                                       --------         --------
Total liabilities and shareholders' equity             $ 42,970         $ 53,064
                                                       ========         ========

See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                           For the Three             For the Nine
                                                           Months Ended               Months Ended
                                                             June 30,                   June 30,
                                                       1997          1996           1997          1996
                                                   -----------------------------------------------------

Net sales                                           $  7,516       $ 11,152      $ 25,948       $ 31,756
Cost of sales                                          5,499          6,013        16,733         18,619

                                                    --------       --------      --------       --------
Gross profit                                           2,017          5,139         9,215         13,137

Engineering expenses                                   1,361          1,058         3,844          2,885
Selling and administrative
  expenses                                             2,355          2,500         6,868          6,883
Reduction in carrying value
  of certain long-lived
  assets  (Note 2)                                        --             --         2,226             --
Reorganization costs (Note 2)                             --             --         6,872             --
                                                    --------       --------      --------       --------
                                                       3,716          3,558        19,810          9,768
                                                    --------       --------      --------       --------
Operating profit (loss)                               (1,699)         1,581       (10,595)         3,369
Other income                                             198            211           691            534
                                                    --------       --------      --------       --------
Income (loss) before income
  taxes and extraordinary gain                        (1,501)         1,792        (9,904)         3,903
Provision (benefit) for
income taxes                                              12             33           153            (49)
                                                    --------       --------      --------       --------
Income (loss) before extraordinary gain               (1,513)         1,759       (10,057)         3,952
Extraordinary gain on receipt and sale of
  stock, net of taxes                                     --            --             --            158
                                                    ========       =======       ========       ========
Net income (loss)                                     (1,513)         1,759       (10,057)         4,110
                                                    ========       ========      ========       ========
Net income (loss) per common and  common
  equivalent share outstanding

  Before extraordinary gain                         ($  0.22)      $   0.25      ($  1.47)      $   0.57

  Effect of extraordinary gain                            --             --            --       $   0.02
                                                    --------       --------      --------       --------
Net income (loss)                                   ($  0.22)      $   0.25      ($  1.47)      $   0.59
                                                    ========       ========      ========       ========

Weighted average common and  common equivalent
  shares outstanding                                   6,854          7,006         6,846          6,935

See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                   For the nine
                                                                   months ended
                                                                     June 30,
                                                                1997          1996
                                                             -----------------------

Net income (loss)                                            $(10,057)      $  4,110

Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Extraordinary gain on receipt and sale of stock               --           (319)

     Depreciation and amortization                              2,363          2,557
     Reduction in carrying value of certain
       long-lived assets                                        2,226             --
     Reorganization provisions                                  6,451             --
Increase in cash from changes in
  operating assets and liabilities:

     Accounts receivable                                        1,284          1,496
     Inventories                                               (1,012)           589
     Accounts payable and accrued liabilities                     495           (994)
     Other changes, net                                          (211)          (511)
                                                             --------       --------

       Total adjustments                                       11,596          2,818
                                                             --------       --------

Net cash provided by operating activities                       1,539          6,928


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from receipt and sale of stock                          --            403
  Proceeds from sale of assets                                     --          2,412
  Capital expenditures                                         (2,854)        (2,395)
  Acquisitions                                                 (5,500)            --
                                                             --------       --------

       Net cash provided (used) in investing activities        (8,354)           420


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Payments on notes payable                                      (542)           (51)
  Proceeds from issuance of common stock                          145            311
  Other financing activities                                      (32)           (28)
                                                             --------       --------
       Net cash provided (used) by financing activities          (429)           232


Net increase (decrease) in cash and cash equivalents           (7,244)         7,580
Cash and cash equivalents at beginning of period               18,652          8,580
                                                             ========       ========
Cash and cash equivalents at end of period                   $ 11,408       $ 16,160
                                                             ========       ========

See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except for the items discussed in Note 2 below) necessary to present fairly Galileo Corporation's (the Company) financial position as of June 30, 1997, the results of operations for the three and nine month periods ended June 30, 1997, and cash flows for the nine months ended June 30, 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1996.

2. As a result of the loss of its then largest customer in its second fiscal quarter, the Company announced a reorganization plan. In connection with this plan, the Company recorded a nonrecurring charge of $6,872, $1.00 per share, in the three months ended March 31, 1997. In the first quarter of fiscal 1997, the Company recorded a $2,226, or $0.32 per share, nonrecurring, noncash charge to reduce certain robotic assembly equipment to its estimated fair market value. Excluding the impact of these charges, the net loss for the nine months ended June 30, 1997, was $959, or $0.14 per share.

3. On February 28, 1997, the Company acquired the Sani-Spec(TM) business from C.R. Bard, Inc., for $5,500. The acquisition was accounted for using the purchase method of accounting and accordingly, results of Sani-Spec's operations are included in the accompanying statement of operations from the date of acquisition. Assuming that the acquisition had been made as of the beginning of fiscal 1996, results for the Company on a pro forma basis, would have been as follows:

                                        For the Three             For the Nine
                                        Months Ended              Months Ended
                                          June 30,                   June 30,
                                           1996              1997             1996
                                        -------------    ----------       ----------

     Net sales                           $ 12,077         $ 27,490          $ 34,531
     Net income (loss)                      1,887           (9,844)            4,494
     Net income (loss) per share         $   0.27         $  (1.44)         $   0.65

4. Results for the three and nine months ended June 30, 1996, have been restated to reflect the acquisition of Leisegang Medical, Inc., in fiscal year 1996, which was accounted for on a pooling of interests basis. For the three and nine months ended June 30, 1996, Leisegang Medical, Inc.'s, net income was $263 and $265, respectively.

5.   Classification of inventories is:

                                       June 30,          September 30,
                                         1997                1996
                                      ----------         -------------

          Finished goods               $2,060               $1,402
          Work-in-progress                549                  635
          Raw materials                 3,803                4,181
                                       ------               ------
                                       $6,412               $6,218
                                       ======               ======

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on the calculation of primary and fully diluted earnings per share is not expected to be material.

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

On February 11, 1997, the Company received written notification from its then largest customer, Xerox Corporation, that Xerox had developed internal production capabilities for dicorotron assemblies and will no longer purchase these assemblies from the Company. These assemblies accounted for approximately $20.4 million, or 48% of the Company's fiscal 1996 revenues and approximately $3.8 million, or 39%, and $2.7 million, or 31%, of revenues for the Company's first and second fiscal quarters of 1997, respectively. Reduced revenues from this product will materially adversely affect the Company's financial performance for at least the remainder of fiscal 1997 and likely will result in a loss for the fiscal year. In connection with this loss of business, the Company adopted a reorganization plan and recorded a charge of $6.9 million in the three months ended March 31, 1997. The charge includes a noncash $6.5 million provision for related long-lived assets, other assets and inventory, and a $0.4 million provision for related severance and other obligations.

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

Leisegang Medical is well known and highly respected in the gynecological equipment market, estimated to be $200 million annually, and is a leader in sales to doctors' offices. In addition to colposcopes, its products include biopsy instruments, ultrasound, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, bone densitometers and fetal heart monitors. This acquisition enables Galileo to participate in a market that is growing at 15 to 20 percent per year, and is expected to benefit significantly from the trend toward minimally invasive surgery and office-based procedures. It also provides Galileo with new distribution channels that enhance the brand name recognition and market penetration of the Company's medical imaging and sensing products.

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

RESULTS OF OPERATIONS
---------------------

Sales for the three and nine months ended June 30, 1997, of $7.5 million and $25.9 million decreased 33% and 18%, respectively, from the comparable prior-year periods. Reduced revenues resulted primarily from the loss of the Company's largest customer more fully discussed in the "Overview" section above. The Company completed final shipments to this customer during its second quarter. Excluding sales activity for this customer, revenues for the three months ended June 30, 1997, increased 28% and 23% over revenues from the comparable prior year period and the Company's second fiscal quarter of 1997, respectively.

Gross profit (as a percentage of revenues) of 26.8% and 35.5% for the three and nine months ended June 30, 1997, decreased from 46.1% and 41.4% from the comparable prior year periods, respectively, primarily due to the impact of reduced revenues on fixed manufacturing expenses.

Engineering expenses increased to $1.4 million and $3.8 million from $1.1 million and $2.9 million for the three and nine months ended June 30, 1997, respectively, primarily due to increased spending to support the development of the medical and Fluorolase products.

Selling and administrative expenses remained relatively stable for the three and nine months ended June 30, 1997, from comparable prior-year periods.

As a result of the loss of its then largest customer more fully described in the "Overview" section above, the Company announced a reorganization plan. In connection with this plan, the Company recorded a nonrecurring charge of $6.9 million, or $1.00 per share, in the three months ended March 31, 1997. In the first quarter of fiscal 1997, the Company recorded a $2,226, or $0.32 per share, nonrecurring charge to reduce the value of certain robotic assembly equipment to its estimated fair market value. Excluding the impact of these charges, net income for the nine months ended June 30, 1997, was a loss of $1.0 million or $0.14 per share.

Other income principally relates to interest earned on investments. For both the current and comparable prior year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carryforwards. The current year provision relates principally to state and franchise taxes.

FINANCIAL CONDITION
-------------------

The Company's working capital at June 30, 1997, of $18.1 million, decreased $8.4 million from the balance at September 30, 1996, of $26.5 million. The change in working capital was primarily the result of the $5.5 million acquisition of the Sani-Spec(TM) business described in more detail in the "Overview" section above and operating losses for the year to date.

The Company considers its working capital position to be adequate to support its currently planned operations.

Capital spending for the nine months ended June 30, 1997, amounted to $2.9 million. This compares with $2.4 million of capital expenditures for the comparable prior-year period. Capital spending for fiscal 1997 primarily relates to building improvements and machinery and equipment to support the development of new medical scopes and the Company's Fluorolase products. The Company currently has commitments for capital expenditures of approximately $1.0 million.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


          a.  Exhibits:

                11    Calculation of Earnings per Share

                27    Financial Data Schedule (EDGAR filing only)


          b.  Reports on Form 8-K:

                There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GALILEO CORPORATION

Dated:  July 30, 1997                  /s/ William T. Hanley
                                       -----------------------------------------
                                       William T. Hanley, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)

                                       /s/ Gregory Riedel
                                       -----------------------------------------
                                       Gregory Riedel, Vice President,
                                       Finance and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

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