Form 10-K405
period 1997-09-30
GALILEO CORP
filed 1997-12-12
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1997    Commission File Number: 0-11309

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 30, 1997, 6,872,205 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $85.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's proxy statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.


                  The Index to Exhibits is located on Page 35.

                                     PART I

Item 1.   BUSINESS


               Galileo Corporation (the "Company" or "Galileo") develops, manufactures and markets a variety of fiberoptic and electro-optic products which transmit, sense or intensify light or images. The Company's core competency in glass sciences and experience in fiberoptic and photonic technology are fundamental to developing and manufacturing its products. The Company was incorporated in Delaware in 1973 as the successor to a business which was founded in 1959.


          PRODUCTS

               The Company operates in a single industry segment and designs and produces products for medical, scientific detector and spectroscopy, telecommunications, and office product applications.


               MEDICAL PRODUCTS

               The Company's Medical Products include endoscopic imaging and women's health-related products. Sales of Medical Products accounted for 41%, 18% and 21% of the Company's net sales for fiscal years 1997, 1996 and 1995, respectively.

               Endoscopic Imaging Devices

               The Company's Medical Products Group designs, develops and markets application specific, minimally invasive endoscopic imaging products which are valuable in any medical procedure where enhanced optical imaging can provide accurate diagnosis, improve surgical performance and increase patient comfort via smaller diameter scopes. The Company's proprietary micro optics enable physicians to visualize patients' anatomy with the resolution and light efficiency of larger, more costly, more invasive devices. The Company is currently developing and marketing micro invasive, cost effective devices for use in virtually every area of the human anatomy.

               To develop application specific devices, the Company engages in significant collaborative design with customers to integrate its products with customer developed minimally invasive surgical and diagnostic tools. Currently, the Company's endoscopes include rigid and steerable, flexible devices at various lengths and diameters ranging from 0.4 to 5 millimeters.

               In October 1997 the Company received FDA 510(k) approval for a family of optical couplers. Optical couplers are transfer devices which relay images captured by endoscopes to visual medical monitoring and display instrumentation. They are used in virtually every surgical or diagnostic procedure using an endoscope. The Company's couplers are designed specifically to enhance the optical performance of its own endoscopes.

               Women's Health-Related Products

               Through Leisegang Medical, Inc. ("Leisegang"), a wholly-owned subsidiary, the Company develops, manufactures and distributes women's health-related medical products including colposcopes, ultrasound devices, rigid and flexible hysteroscopes, fetal monitors, endoscopes and a variety of surgical and diagnostic instruments.

               In March 1997 the Company acquired the Sani-Spec(TM) product line from C.R. Bard, Inc. The Sani-Spec product line includes Sani-Spec single-use vaginal speculums, Sani-Scope(TM) anoscopes, Spec Light(TM) speculum lights and Pap Smear Kits used by OB/GYN physicians, clinics and hospitals.

               Subsequent to its 1997 fiscal year end, the Company acquired Leisegang Feinmechanik-Optik GmbH & Co. KG ("Leisegang GmbH"). Leisegang GmbH was a privately held manufacturer and distributor of colposcopes and accessories and supplied those products to Leisegang. These products are sold to OB/GYN physicians' offices and hospitals primarily through a worldwide network of sales representatives and distributors.


               SCIENTIFIC DETECTOR AND SPECTROSCOPY PRODUCTS

               Sales of Scientific Detector and Spectroscopy Products accounted for 37%, 32% and 34% of the Company's net sales for fiscal years 1997, 1996 and 1995, respectively. The principal products within Scientific Detector and Spectroscopy Products include detectors, microchannel plates, detector assemblies and systems and spectroscopy products.

               Single Channel Detectors

               Single Channel Detectors are small glass tubes manufactured with semiconducting inner surfaces which emit electrons. This emission process is repeated many times along the length of the tube in a multiplying sequence, whereby one electron entering at one end of the tube generates a pulse containing millions of electrons at the other end of the tube. This pulse can be measured as it emerges from the tube. The primary application of this product is as the detecting element in a mass spectrometer. Mass spectrometers identify the atoms of unknown elements by determining atomic mass through the measurement of velocity or path of movement of subatomic particles. They are used in biotechnology and pharmaceutical industries and in drug screening applications.

               The Company's Channeltron(R) and Spiraltron(TM) Single Channel Detectors have replaced the complex multi-electrode structure of older detectors and require only a single two-terminal power supply. The simplicity of the Company's Detectors, their mechanical ruggedness and their resistance to contamination in service have led to their adoption as the preferred detector in mass spectrometers, ultraviolet spectrometers and in a growing range of surface-scanning instruments. The Company's detectors are used by all major mass spectrometer manufacturers, and, in some cases, the Company is the single source.

               Microchannel Plates

               Microchannel Plates ("MCPs") are multichannel electron multipliers. The initial manufacturing process of MCPs consists of producing a small wafer-thin fused fiberoptic disc. These discs are then further processed by etching out the core of each fiber to produce hollow channels, the surfaces of which are semiconducting. Each channel serves as a microscopic single channel electron multiplier, multiplying the electrons that enter the channel in order to intensify faint electron images.

               The Company manufactures an improved, long-life MCP with enhanced gain stability, resulting in improved brightness and a significantly longer life expectancy than other MCPs available in the marketplace.

               Detector Assemblies and Systems

               Detector Assemblies and Systems consist of multichannel electron multipliers combined with fiberoptic, mechanical and electronic components. These value-added devices are used as ion, X-ray or particle detectors in scientific instrumentation. The Company provides these detector assemblies primarily to the major manufacturers of analytical instrumentation and to the research community.

               The Company's advanced performance "Time-of-Flight" detectors provide rapid identification of electrons by measurement of their velocity through a defined area and are utilized in biotechnology and pharmaceutical applications, improving the productivity of drug screening processes.

               Spectroscopy Products

               Spectroscopy Products provide technically advanced, cost-effective solutions for industrial process monitoring through the use of on-line spectroscopy systems. Spectroscopy systems identify or monitor a material's chemical signature by analyzing the behavior of introduced light. The Company's products are used in raw material screening, moisture content analysis, octane measurements and process monitoring in industries such as chemical, pharmaceutical, semiconductor, petrochemical, environmental and food and beverage.

               The Company's IR Link(R) Single and Multi-Channel Systems are a family of integrated sensors and accessories used to monitor process quality and reduce costs by moving analysis from the laboratory directly to the production line. Multi-Channel Systems allow up to seven sensing points to be monitored using a single analytical instrument. The Company's fixed-mount and hand-held diffuse reflectance systems analyze samples of raw materials such as powders, slurries and textiles. These portable systems provide immediate analysis enabling customers to make timely adjustments to reduce costs, improve quality and raise productivity and yields. The Company's Lightguides supply illumination to remote areas through the use of flexible fiberoptics. Lightguides, when used in tandem or with other detectors, are also used as sensors to detect signals, position, dimensions, images and many other physical phenomena.


               TELECOMMUNICATION PRODUCTS

               The Company is currently developing optical amplification products based on fluoride fiber technology. The Company believes that fluoride fiber based optical amplification provides a more advantageous platform to maximize the benefits realized from telecommunication wavelength division multiplexing than existing silica-based amplification. The market for this product includes telecommunications as well as high speed data and video transmission.

               The Company has committed significant research and development resources to advancing this technology. During fiscal 1997, the Company designed, tested, manufactured and delivered several prototypes to prospective customers. The Company is actively marketing this technology to prospective customers.


               OFFICE PRODUCTS

               Sales of Office Products accounted for 22%, 50% and 45% of the Company's net sales for fiscal years 1997, 1996 and 1995, respectively. These products are used in a variety of applications to improve the reliability and performance of high-volume, high-speed copiers and ion deposition printers.

               The Company's highest volume office product is the dicorotron. The dicorotron, which utilizes the Company's proprietary glass-coated wire technology, generates ions which a copier's photoreceptors use during the image transfer process.

               In February 1997 the Company received written notification from its then largest customer, Xerox Corporation, that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. Sales to Xerox Corporation accounted for approximately 19%, 48% and 43% of revenues for the fiscal years ended 1997, 1996 and 1995, respectively. The Company completed final shipments to Xerox during its second fiscal quarter.

               The Company currently markets its office products to other high-speed copier manufacturers and service providers.

          RESEARCH AND NEW PRODUCT DEVELOPMENT

               The Company's scientists and engineers conduct research and development in glass, fiberoptic and electro-optic technologies to develop new products and to enhance and expand applications for existing products. The Company's expenditures for research and development were approximately $4,727,000, $3,220,000, and $3,054,000 in fiscal years 1997, 1996 and 1995, respectively.

          MARKETING

               The Company markets its products through original equipment manufacturers, as well as to end-users. The Company has its own sales and marketing personnel, and Leisegang also uses manufacturers' representatives.

          CUSTOMERS

               Sales to Xerox Corporation were 19% and 48% of net sales in fiscal years 1997 and 1996, respectively. Xerox Corporation no longer purchases products from the Company as discussed in "Office Products" above. Export sales to foreign customers, principally in Europe and Japan, amounted to approximately $5,355,000, $8,716,000 and $7,371,000 in fiscal years 1997, 1996 and 1995, respectively.

          RAW MATERIALS AND SUPPLIES

               The principal raw materials and supplies used by the Company in the manufacture of its products are glass tubing and core bars, chemicals for glass manufacture, and purchased parts for assemblies and instruments. The Company has not experienced any shortages in the past and does not anticipate any future shortages or unavailability of these items. Most raw materials are available from alternative sources.

          PATENTS

               While the Company possesses many patents which relate to its technology, it does not believe that the protection offered by these patents is of material importance to the success of its business. The Company believes that its success depends primarily on its development, manufacturing and marketing skills.

          BACKLOG

               At September 30, 1997 and 1996, the sales backlog was $5,495,000, and $7,247,000, respectively. Backlog is scheduled for shipment during the following fiscal year.

           COMPETITION

               The Company's competitive position depends primarily upon the technological development of its products, as well as service, quality and price. Some of the Company's competitors are divisions of major corporations, which have greater financial resources than the Company.

          EMPLOYEES

               As of September 30, 1997, the Company had 229 full-time employees, none of whom is a party to a collective bargaining agreement with the Company. Of these employees, 192 were employed at the Company's facilities in Sturbridge, Massachusetts and 37 at Leisegang, in Boca Raton, Florida. The Company believes that it has good relations with its employees.


ITEM 2.   PROPERTIES

               The Company's corporate headquarters and manufacturing facilities are located in Sturbridge, Massachusetts, where the Company owns three buildings, with a total of 197,000 square feet on a 56 acre tract.

               Leisegang, a wholly-owned subsidiary, is located in Boca Raton, Florida, where it leases approximately 10,000 square feet of space used for sales, marketing and administration.


ITEM 3.   LEGAL PROCEEDINGS

               There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the 1997 fiscal year.


          EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table indicates the names and ages of all executive officers of the Company and the offices held by each:


                Name            Age                Officer
                ----            ---                -------

          William T. Hanley      50      President and Chief Executive Officer
                                         and Director

          Gregory Riedel         39      Vice President, Finance and
                                         Chief Financial Officer

          Josef W. Rokus         55      Vice President, Corporate Development
                                         and Corporate Secretary

               Each officer serves for a term extending until the meeting of directors following the next annual meeting of shareholders and until a successor is elected and qualified or until earlier resignation or removal.

               Mr. Hanley joined the Company in 1982 as Vice President of Manufacturing, was subsequently appointed Executive Vice President and Chief Operating Officer prior to being appointed President, Chief Executive Officer and Director in 1984. Prior experience includes positions as Manufacturing Manager, Fiber Optics for Times Fiber Communications, Inc., a manufacturer of fiberoptic products, and key managerial positions with Corning Incorporated. Mr. Hanley holds a B.S. degree in Glass Science from Alfred University and an A.S. degree from Corning Community College.

               Mr. Riedel joined the Company in 1996 as Vice President, Finance and Chief Financial Officer. From 1994 to 1996 he served as Controller and, subsequently, as Chief Financial Officer of IPC Information Systems, Inc., a manufacturer of communication systems for the financial trading industry. From 1989 to 1994, Mr. Riedel was Assistant Corporate Controller of Symbol Technologies, Inc., a manufacturer of bar code based data capture systems. From 1980 to 1989, Mr. Riedel was employed by Price Waterhouse, holding positions from staff accountant to audit manager. Mr. Riedel holds a B.S. degree in Accounting from Fairfield University.

               Mr. Rokus joined the Company as Vice President, Manufacturing in 1984, was appointed Vice President, Corporate Development in 1986 and Vice President, Finance in 1988. He was named Chief Financial Officer in 1990 and Corporate Secretary in 1993. In 1996, he was named Vice President, Corporate Development. Prior experience includes management and controller positions with Corning Incorporated. Mr. Rokus holds an M.B.A. in Finance from The Tuck School, Dartmouth College and an M.S. and B.S. in Electrical Engineering from the University of Illinois.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's Common Stock is listed on the Nasdaq National Market System under the symbol GAEO. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by Nasdaq.

                   FISCAL 1996               LOW            HIGH
                   -----------               ---            ----
                   1st Quarter            $ 7.125         $11.500
                   2nd Quarter              9.875          17.750
                   3rd Quarter             15.500          31.125
                   4th Quarter             17.250          30.500


                   FISCAL 1997              LOW             HIGH
                   -----------              ---             ----
                   1st Quarter            $21.000         $27.750
                   2nd Quarter              6.000          26.500
                   3rd Quarter              4.500           7.750
                   4th Quarter              5.500          15.250



          The Company had 458 shareholders of record as of September 30, 1997.

          The Company has not paid dividends since 1979. The Company does not anticipate paying cash dividends in the foreseeable future but intends to retain its earnings for use in its businesses.

Item 6.  SELECTED FINANCIAL DATA

                                                                                   Years ended September 30,

 (Dollars in thousands, except per share data)                   1997           1996        1995          1994           1993
================================================================================================================================
Net sales                                                      $ 34,117       $42,634      $40,753      $ 35,937       $ 39,470

Operating profit (loss)                                         (11,856)        5,212        1,176        (1,596)       (10,689)
Other income, net                                                   835           404          305           213            426
                                                               ----------------------------------------------------------------
Income (loss) before income taxes, extraordinary
 gain and cumulative effect of a change in
 accounting for postretirement benefits other than
 pensions                                                       (11,021)        5,616        1,481        (1,383)       (10,263)
Provision (benefit) for income taxes                                163            89           82            69           (481)
Extraordinary gain (net of taxes)                                    --           158           --            --             --
Cumulative effect of a change in accounting for
 postretirement benefits other than pensions                         --            --           --            --           (430)
                                                               ----------------------------------------------------------------
Net income (loss)                                              $(11,184)      $ 5,685      $ 1,399      $ (1,452)      $(10,212)
================================================================================================================================
Net income (loss) per common and common
 equivalent share outstanding:

 Before extraordinary gain and cumulative effect of
  a change in accounting for postretirement
  benefits other than pensions                                 $  (1.63)      $   .80      $   .21      $   (.22)      $  (1.46)

 Extraordinary gain (net of taxes)                                   --           .02           --            --             --

 Cumulative effect of a change in accounting
  for postretirement benefits other than
  pensions                                                           --            --           --            --           (.06)
                                                               ----------------------------------------------------------------
Net income (loss)                                              $  (1.63)      $   .82      $   .21      $   (.22)      $  (1.52)
================================================================================================================================
Weighted average common and common
  equivalent shares outstanding                                   6,851         6,952        6,778         6,744          6,704
================================================================================================================================
                                                                                   As of September 30,

                                                                 1997           1996        1995          1994           1993
================================================================================================================================
 Working capital                                               $ 16,317       $26,462      $20,312      $ 16,856       $ 13,797

 Property, plant and equipment, net                              15,372        19,228       19,891        21,755         24,993

 Total assets                                                    42,727        53,064       48,173        46,519         50,560

 Long-term obligations                                               86           132          716           653            814

 Shareholders' equity                                            36,102        47,028       40,934        39,486         40,938

Note: Results for years prior to fiscal 1997 have been restated to reflect the acquisition in fiscal year 1996 of Leisegang Medical, Inc., on a pooling of interests basis.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Galileo Corporation (the "Company") develops, manufactures and markets fiberoptic and electro-optic products which transmit, sense or intensify light or images. The Company's products are currently sold primarily to original equipment manufacturers (OEMs) for use in medical, scientific, analytical, electronic imaging and office product applications. The Company's core competencies in glass sciences and experience in fiberoptic and photonic technology are fundamental to developing and manufacturing its products.

On February 11, 1997, the Company received written notification from its then largest customer, Xerox Corporation ("Xerox"), that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. These assemblies accounted for approximately $20.4 million, or 48% of the Company's fiscal 1996 revenues. Reduced revenues from this product materially adversely affected the Company's financial performance for fiscal 1997 and resulted in a loss for the fiscal year. In connection with this loss of business, the Company adopted a reorganization plan and recorded a charge of $6.9 million in the three months ended March 31, 1997. The charge included a noncash $6.5 million provision for related long-lived assets, other assets and inventory, and a $0.4 million provision for related severance and other obligations.

The Company's Medical Products consist of a variety of endoscopes in support of minimally invasive medical procedures. Scopes are valuable in any medical procedure where video imaging can provide accurate diagnosis, improve surgical performance and reduce patient discomfort.

In addition, the fiscal 1996 acquisition of Leisegang, the fiscal 1997 acquisition of the Sani-Spec(TM) product line from C.R. Bard, Inc., and the post fiscal 1997 acquisition of Leisegang GmbH, more fully discussed below, position the Company as a supplier of medical instrument equipment, principally to the obstetric and gynecological markets. The Company believes that its medical products offer significant future growth opportunities.

Leisegang, headquartered in Boca Raton, FL, was a privately-held distributor and manufacturer of OB/GYN diagnostic and surgical equipment. Included in its product line are colposcopes produced by Leisegang GmbH, a related company based in Berlin, Germany. Subsequent to the fiscal year end, in October 1997 the Company announced the acquisition of Leisegang GmbH. Leisegang GmbH was a privately-held manufacturer and worldwide distributor of colposcopes and accessories and the supplier of colposcopes for Leisegang. These products are sold to OB/GYN physicians' offices and hospitals through an internal sales force, sales representatives and distributors.

Leisegang is well known and highly respected in the gynecological equipment market, estimated to be $200 million annually, and is a leader in sales to physicians' offices. In addition to colposcopes, its products include biopsy instruments, ultrasound, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, and fetal heart monitors. These acquisitions also provide Galileo with new distribution channels that enhance the brand name recognition and market penetration of the Company's medical imaging and sensing products.

On February 28, 1997, the Company acquired the Sani-Spec(TM) product line. This product line includes a comprehensive suite of women's health-related products used by OB/GYN physicians, clinics and hospitals including Sani-Spec single-use vaginal speculums, Sani-Scope(TM) anoscopes, Spec Light(TM) speculum lights and Pap Smear kits. The product line is marketed through a nationwide network of approximately 80 dealers and has been a market leader for over 20 years.

The Company's Scientific Detector and Spectroscopy Products include detectors and sensors which are used in various instruments in a wide range of markets including semiconductor processing, life sciences, food processing, bulk and specialty chemicals, petroleum refining, biotechnology, failure analysis and quality and process control.

The Company's Fluorolase(R) fiberoptic-based optical amplifier product is targeted at applications for telecommunications as well as high speed data and video transmission. Currently, this product is being tested in these markets, and the Company believes that the Fluorolase product offers significant future growth opportunities.

In addition to investing in research and development activities for all of its products, the Company is exploring other acquisition opportunities to enhance product offerings to customers.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Sales for fiscal 1997 of $34.1 million decreased $8.5 million, or 20%, from sales of $42.6 million in fiscal 1996. Reduced revenues resulted primarily from the loss of the Company's largest customer more fully described in the "Overview" section above. Sales to this customer were $20.4 million in fiscal 1996 and declined to $6.3 million in fiscal 1997. The Company completed final shipments to this customer during its second fiscal quarter.

Excluding activity with this customer, sales for fiscal 1997 of $27.8 million increased 25% from fiscal 1996 revenues of $22.3 million. This increase is primarily in higher revenues from the Company's medical products.

Gross profit (as a percentage of revenues) of 34% in fiscal 1997 decreased from 44% in fiscal 1996 primarily due to the impact of reduced revenues on substantially fixed manufacturing-related expenses.

Engineering expenses increased to $5.3 million in fiscal 1997 from $4.0 million in fiscal 1996 primarily due to increased spending to support the development of the Company's medical and telecommunications products.

Selling and administrative expenses remained relatively stable from the prior fiscal year.

As a result of the loss of its then largest customer more fully described in the "Overview" section above, the Company announced a reorganization plan. In connection with this plan, the Company recorded a nonrecurring charge of $6.9 million, or $1.01 per share, in the three months ended March 31, 1997. In addition, in the first quarter of fiscal 1997, the Company recorded a $2.2 million, or $0.32 per share, nonrecurring charge to reduce the value of certain robotic assembly equipment used in its medical products to its estimated fair market value. Excluding the impact of these charges, net income for fiscal 1997 was a loss of $2.1 million or $0.30 per share.

Other income principally relates to interest earned on short-term investments of available cash. For both the current and comparable prior year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carryforwards. The current year provision relates principally to state and franchise taxes.

Resulting primarily from lower revenues and the aforementioned special charges, in fiscal 1997 the Company realized a net loss of $11.2 million, or a loss of $1.63 per share versus net income of $5.7 million, or $0.82 per share in fiscal 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995


Net sales in fiscal year 1996 of $42.6 million increased 5% from sales of $40.8 in fiscal year 1995 with sales volume increasing in three of the Company's four businesses. Sales of Office Products and Medical Products increased 16% and 4%, respectively, over the prior fiscal year. Sales of Scientific Detector and Spectroscopy Products were relatively level with the prior year.

Operating profit for 1996 amounted to $5.2 million versus $1.2 million in fiscal 1995 with a net profit of $5.7 million, or $.82 per share, as compared to $1.4 million, or $.21 per share, in fiscal 1995. Net profit for fiscal year 1996 included an extraordinary gain of $0.2 million, or $.02 per share, from the receipt and sale of stock resulting from the demutualization of the Company's health insurance carrier. The Company acquired Leisegang in the fourth quarter of fiscal 1996, with the acquisition being accounted for on a pooling of interests basis. Leisegang is now a wholly-owned subsidiary of the Company. All financial results have been restated to reflect this acquisition.

Profitability improved in fiscal year 1996 versus 1995 as the gross profit percentage increased from 31% to 44%. This improvement was primarily due to selective price increases, the elimination of certain product lines with lower than desired profitability, material cost reductions and increased productivity.

Engineering expenses increased to $4.0 million in fiscal 1996 from $3.6 million in fiscal 1995 primarily due to increased spending to support the development of the Company's medical and telecommunications products.

Selling and administrative expenses increased to $9.7 million in fiscal 1996 from $7.8 million in 1995 to support higher operating volumes. In addition, fiscal 1996 expenses include $0.7 million for costs associated with the acquisition of Leisegang.

Resulting from higher revenues and improved gross margins, the Company realized net income of $5.7 million, or $0.82 per share in fiscal 1996 from net income of $1.4 million, or $0.21 per share in fiscal 1995.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

The Company's working capital at September 30, 1997, of $16.3 million decreased $10.2 million from the balance at September 30, 1996, of $26.5 million. The change in working capital was primarily the result of the $5.5 million acquisition of the Sani-Spec(TM) product line described in more detail in the "Overview" section above, the Company's loss for the year and capital expenditures.

Capital expenditures for fiscal 1997 were $3.8 million as compared with $3.1 million for fiscal 1996. Fiscal 1997 capital spending primarily relates to machinery and equipment to support the manufacturing and development of the Company's medical and telecommunication products.

The Company considers its working capital position to be adequate to support its currently planned operations.

IMPORTANT FACTORS REGARDING FUTURE RESULTS

Information provided by the Company, including information contained in this annual report, or by its spokespersons from time to time may contain forward-looking statements concerning projected financial performance, market growth, product development or other aspects of future operations. The Company cautions investors that its performance and any forward-looking statement are subject to risks and uncertainties. The following important factors, among others, may cause the Company's future results to differ materially from those projected in any forward-looking statement.

LOSS OF A SIGNIFICANT CUSTOMER

On February 11, 1997, the Company received written notification from its then largest customer, Xerox Corporation, that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. These assemblies accounted for approximately $20.4 million, or 48% of the Company's revenues of $42.6 million for fiscal 1996. Reduced revenues from this product materially adversely affected the Company's financial performance for fiscal 1997 and resulted in a loss for the fiscal year. There can be no assurance whether or how quickly the Company will be able to replace this business.

TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT

The market for the Company's products is characterized by rapidly changing technology. The Company's future success will continue to depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, financial condition and results of operations. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and their willingness to share proprietary information with the Company. There can be no assurance that the Company's customers will continue to provide it with timely access to such information or that the Company will be successful in developing and marketing new products and services or product and service enhancements in a timely manner and respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance that the new products and services or product and service enhancements, if any, developed by the Company will achieve market acceptance.

ACHIEVEMENT OF STRATEGIC PLAN

As part of its strategic plan, the Company is seeking to grow through acquisitions. The Company regularly reviews various acquisition prospects of business, technologies or products complementary to the Company's business and periodically engages in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the ability to manage effectively geographically remote units, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no direct experience and the potential loss of key employees of the acquired companies. In addition, acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, reduction in existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's business, financial condition and results of operations. Although management expects to carefully analyze any such opportunity before committing the Company's resources, there can be no assurance that the Company will be successful in making acquisitions, that the prices and terms of any acquisitions will be favorable to the Company, that any completed acquisition will result in long-term benefits to the Company or that the Company's management will be able to manage effectively the resulting businesses.

COMPETITION

The Company's competitive position depends primarily on the technological development of its products, as well as on service, quality and price. Some of the Company's competitors are major corporations, or divisions of major corporations, which have greater financial, technological and personnel resources than the Company and may represent significant competition for the Company. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. There can be no assurance that the Company will be able to compete successfully in the future or that developments by others will not render the Company's products obsolete or non-competitive or that the Company's customers will not choose to use competing technologies or products. Further, the entry of new competitors into the markets for the Company's products could cause downward pressure on the prices of such products and a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

Although the Company does not believe that its success is dependent upon the protection offered by patents, the Company possesses many patents which relate to its technology. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, there remains the possibility that others will "reverse engineer" the Company's products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently. Any such adverse circumstances could have a material adverse effect on the Company's business, financial condition and results of operations. Further, some of the markets in which the Company competes are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of its products increases, the markets in which its products are sold expands, and the functionality of those products grows and overlaps with products offered by competitors, the Company believes that it may become increasingly subject to infringement claims. Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, there can be no assurance that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology. Several of the Company's management and scientific personnel were formerly associated with competitive companies. In some cases, these individuals are conducting research in similar areas with which they were involved prior to joining the Company. As a result, the Company, as well as these individuals, could be subject to claims of violation of trade secrets and similar claims.

The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

POTENTIAL PRODUCT LIABILITY EXPOSURE AND INSURANCE

The Company's products, particularly its Medical Products, may expose the Company to product liability claims, and there can be no assurance that the Company will not experience material product liability losses in the future. The Company currently has product liability insurance coverage for the commercial sale of its products. However, a successful claim brought against the Company in excess of available insurance coverage, or a claim or product recall that results in significant adverse publicity against the Company, may have a material adverse effect on the Company's business, financial condition and results of operations.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Financial Statements and Financial Statement Schedule filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 16.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               See the information at the end of Part I of this report and the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors" and "Share Ownership," which information is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

               See the information contained in the Proxy Statement under the captions "Election of Directors Director Compensation" and "Executive Compensation" which information is incorporated herein by reference.


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


          (a)  DOCUMENTS FILED AS A PART OF THIS FORM 10-K

               1. Financial Statements.

               The Financial Statements filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 16.

               2.   Financial Statement Schedule.

               The Financial Statement Schedule filed as a part of this Form 10-K is listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 16

               3.   Exhibits.

               The Exhibits filed as a part of this Form 10-K are listed on the Index to Exhibits on page 35

          (b) The Registrant did not file a Form 8-K during the last quarter of the period covered by this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   ITEM 14(a)

FINANCIAL STATEMENTS:

 Report of Independent Auditors                                              17

 Consolidated Balance Sheets at September 30, 1997 and 1996                  18

 Consolidated Statements of Operations for the fiscal years ended
   September 30, 1997, 1996 and 1995                                         19

 Consolidated Statements of Changes in Shareholders' Equity for the
   fiscal years ended September 30, 1997, 1996 and 1995                      20

 Consolidated Statements of Cash Flows for the fiscal years ended
   September 30, 1997, 1996 and 1995                                         21

 Notes to Consolidated Financial Statements                                  22


SUPPLEMENTARY INFORMATION:

 Unaudited Quarterly Financial Information                                   32


SCHEDULE:


 II.   Valuation and qualifying accounts for the fiscal years ended
       September 30, 1997, 1996 and 1995                                     33


SCHEDULES OMITTED:

 All other schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Galileo Corporation

We have audited the accompanying consolidated balance sheets of Galileo Corporation as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galileo Corporation at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, during the first quarter of fiscal 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."



Providence, Rhode Island
October 28, 1997                                             ERNST & YOUNG LLP

                              GALILEO CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,
(Dollars in thousands, except per share data)                             1997                  1996
============================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                            $  9,546                $18,652
  Accounts receivable, less allowance of $244 and $184,
     respectively                                                         5,639                  5,710
  Inventories                                                             6,614                  6,218
  Other current assets                                                      187                    598
                                                                 -------------------------------------------
    Total current assets                                                 21,986                 31,178
Property, plant and equipment, net                                       15,372                 19,228
Excess of cost over the fair value of
   assets acquired, net                                                   3,873                  1,057

  Other assets, net                                                       1,496                  1,601
                                                                 -------------------------------------------
Total assets                                                            $42,727                $53,064
                                                                 ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable and accrued liabilities                              $ 5,669                $ 4,174
  Note Payable                                                               --                    542
                                                                 -------------------------------------------
     Total current liabilities                                            5,669                  4,716
Other liabilities                                                           956                  1,320
Shareholders' equity:
  Common stock, $0.01 par value,  36,000,000
     shares authorized and 6,872,205
     outstanding                                                             69                     68
  Additional paid-in capital                                             42,951                 42,694
 Retained earnings/(Accumulated deficit)                                 (6,918)                 4,266
                                                                 -------------------------------------------
     Total shareholders' equity                                          36,102                 47,028
                                                                 -------------------------------------------
Total liabilities and shareholders' equity                              $42,727                $53,064
                                                                 ===========================================


See accompanying notes.

                               GALILEO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended September 30,

(Dollars in thousands, except per share data)                     1997            1996            1995
===========================================================================================================
Net sales                                                      $ 34,117         $42,634        $40,753
Cost of sales                                                    22,363          23,706         28,244
                                                          -------------------------------------------------
Gross profit                                                     11,754          18,928         12,509
Engineering expenses                                              5,282           4,018          3,554
Selling and administrative expenses                               9,230           9,698          7,779
Reduction in the carrying value of certain long-lived
 assets                                                           2,226              --             --
Reorganization costs                                              6,872              --             --
                                                          -------------------------------------------------
                                                                 23,610          13,716         11,333
                                                          -------------------------------------------------
Operating profit (loss)                                         (11,856)          5,212          1,176
Other income, net                                                   835             404            305
                                                          -------------------------------------------------
Income (loss) before income taxes and
 extraordinary gain                                             (11,021)          5,616          1,481
Provision for income taxes                                          163              89             82
                                                          -------------------------------------------------
Income (loss) before extraordinary gain                         (11,184)          5,527          1,399

Extraordinary gain on receipt and sale of stock, net of
  taxes                                                              --             158             --
                                                          -------------------------------------------------
Net income (loss)                                              $(11,184)        $ 5,685        $ 1,399
                                                          =================================================
Net income (loss) per common and common
 equivalent share outstanding:
 Before extraordinary gain                                     $  (1.63)        $   .80        $   .21
 Effect of extraordinary gain                                        --             .02             --
                                                          -------------------------------------------------
Net income (loss)                                              $  (1.63)        $   .82        $   .21
                                                          =================================================
Weighted average common and common
 equivalent shares outstanding                                    6,851           6,952          6,778

See accompanying notes.

                               GALILEO CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                               Retained
                                                                           Additional           Earnings            Total
                                                           Common            Paid-In          (Accumulated       Shareholders'
(Dollars In thousands)                                      Stock            Capital            Deficit)            Equity
==============================================================================================================================
Balance, September 30, 1994                                $    68          $ 42,236           $ (2,818)          $ 39,486

Net income                                                      --                --              1,399              1,399

Exercise of stock options                                       --                49                 --                 49

                                                        -----------------------------------------------------------------------
Balance, September 30, 1995                                     68            42,285             (1,419)            40,934

Net income                                                      --                --              5,685              5,685

Exercise of stock options and related tax benefit               --               409                 --                409

                                                        -----------------------------------------------------------------------
Balance, September 30, 1996                                     68            42,694              4,266             47,028

Net loss                                                        --                --            (11,184)           (11,184)

Exercise of stock options and related tax benefit                1               257                 --                258

                                                        =======================================================================
Balance, September 30, 1997                                $    69          $ 42,951           $ (6,918)          $ 36,102
                                                        =======================================================================

See accompanying notes.

                               GALILEO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended September 30,
(Dollars In thousands)                                           1997              1996               1995
================================================================================================================
Cash flows from operating activities:
Net income (loss)                                             $(11,184)          $  5,685           $ 1,399
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                2,942              3,311             3,243
    Reorganization costs                                         6,451                 --                --
    Reduction in carry value of long-lived assets                2,226                 --                --
    Extraordinary gain on receipt and sale of stock                 --               (319)               --
    Other adjustments, net                                         100               (538)              (11)
Increase (decrease) in cash from changes in
  operating assets and liabilities:
    Accounts receivable                                            (29)             1,677            (1,851)
    Inventories                                                 (1,083)               356              (327)
    Accounts payable and accrued liabilities                     1,465             (1,073)              364
    Other changes, net                                            (267)              (157)              217
                                                         -------------------------------------------------------

       Total adjustments                                        11,805              4,333             1,635
                                                         -------------------------------------------------------

    Net cash provided by operating activities                 $    621           $ 10,018           $ 3,034

Cash flows from investing activities:
    Acquisition                                                 (5,500)              --                --
    Capital expenditures                                        (3,828)            (3,069)           (1,239)
    Proceeds from sale of assets                                  --                2,418               127
    Other investing activity, net                                 (115)               403               126
                                                         -------------------------------------------------------

    Net cash used in investing activities                       (9,443)              (248)             (986)

Cash flows from financing activities:
    Payment of notes payable                                      (542)              --                --
    Proceeds from issuance of common stock                         258                409                49
    Other financing activity, net                                 --                 (107)             (183)
                                                         -------------------------------------------------------

    Net cash provided (used) by financing activities              (284)               302              (134)

Net increase (decrease) in cash and cash equivalent             (9,106)            10,072             1,914

Cash and cash equivalents at beginning of year                  18,652              8,580             6,666
                                                         -------------------------------------------------------
Cash and cash equivalents at end of year                      $  9,546           $ 18,652           $ 8,580
                                                         =======================================================
Supplemental cash flow information:
       Interest payments                                      $     --           $     60           $    64
       Income tax payments                                         227                132               129

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in Thousands, Except Per Share Data)

1.   ACCOUNTING POLICIES

     ORGANIZATION - The Company develops, manufactures and markets a variety of fiberoptic and electro-optic products which transmit, sense or intensify light or images. The Company's core competency in glass sciences is fundamental to developing and manufacturing its products. The Company's products include medical, scientific, telecommunications and office product applications.

     CONSOLIDATION - The consolidated financial statements include the accounts of Galileo Corporation and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

     REVENUE RECOGNITION AND CREDIT RISK - The Company records a sale and recognizes revenue when title passes to the customer or when services are performed in accordance with contracts. The Company extends credit to customers based on evaluating financial condition, and collateral is generally not required. Credit losses are provided for in the financial statements and have historically been within management's expectations. Xerox Corporation represented approximately 44% of accounts receivable at September 30, 1996.

     Export sales to various foreign customers amounted to approximately $5,355, $8,716 and $7,371 in fiscal years 1997, 1996 and 1995, respectively.

     CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     INVENTORIES - Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include all direct manufacturing costs and applied overhead.

     PROPERTY, PLANT AND EQUIPMENT - Depreciation is computed using either the straight-line or accelerated methods. Estimated useful lives are as follows:

             Buildings and improvements                    10-30 years
             Machinery, equipment and furniture             3-10 years

     ENGINEERING EXPENSE - Engineering expense includes research and development, engineering support of manufacturing operations relating to problem solving and process improvement, the preparation of bids and proposals and sales support of customers. The amounts charged for research and development were approximately $4,727, $3,220, and $3,054 for fiscal years 1997, 1996 and 1995, respectively.

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding. The exercise of stock options has not been assumed for fiscal year 1997 because the effect was antidilutive.

     In February 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Had the provisions of Statement No. 128 been used to calculate earnings per share for the three years in the period ended September 30, 1997, earnings per share would not have differed materially from the reported amounts.

     STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares of Common Stock to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock issued to Employees" and, accordingly, recognizes no compensation expense relating to stock options.

     GOODWILL - which is included in other assets, is being amortized on a straight-line basis over a period of 30 years.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     RECLASSIFICATION - Certain reclassifications have been made to the amounts in the 1996 and 1995 financial statements for comparative purposes.

2.   ACQUISITIONS

     (a)  Leisegang Feinmechanik-Optik GmbH & Co., KG ("Leisegang GmbH")

          Subsequent to year end, in October 1997 the Company acquired the shares of Leisegang GmbH for $2,250 in cash. Leisegang GmbH, was a privately held manufacturer and distributor of colposcopes and accessories. The acquisition will be accounted for using the purchase method of accounting. These diagnostic products are sold to OB/GYN physicians' offices and hospitals primarily through a worldwide network of sales representatives and distributors.

     (b)  Sani-Spec(TM) Product Line

          In March 1997 the Company acquired the Sani-Spec(TM) product line for $5,500 in cash. The Sani-Spec(TM) product line includes a comprehensive suite of women's health related products used by OB/GYN physicians, clinics and hospitals including Sani-Spec single-use vaginal speculums, Sani-Scope(TM) anoscopes, Spec-Light (TM) speculum lights and Pap Smear Kits. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of net assets acquired amounted to $3,873 at September 30, 1997. Assuming that the acquisition was made as of the beginning of fiscal 1996, pro forma sales, net loss and net loss per share would have been $35,659, a loss of $10,971 and a loss of $1.60, respectively for fiscal 1997 and sales, net income and net income per share would have been $46,334, $6,197 and $0.89, respectively for fiscal 1996.

     (c)  Leisegang Medical, Inc. ("Leisegang")

          On August 6, 1996, the Company acquired Leisegang by issuing 269,913 shares of its common stock in exchange for all of the outstanding common stock of Leisegang. The acquisition was accounted for as a pooling of interests with Leisegang becoming a wholly-owned subsidiary of the Company. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Leisegang for all periods prior to the merger.

          Separate results of operations of the merged entities are presented in the following table:

                                                Years ended September 30,
                                                1996              1995
                                           ====================================
     Net sales
        Galileo                                $36,438            $34,043
        Leisegang                                6,196              6,710
                                           ------------------------------------
           Total                                42,634             40,753

     Extraordinary gain (net of taxes)
        Galileo                                    158                 --
        Leisegang                                   --                 --
                                           ------------------------------------
           Total                                   158                 --

     Net income (loss)
        Galileo                                  6,124              1,110
        Leisegang                                  250                289
        Merger and acquisition
          expenses                                (689)                --
                                           ------------------------------------
     Net income (loss)                        $  5,685           $  1,399
                                           ====================================


          In connection with the acquisition, $689 of acquisition costs and expenses were incurred and charged to expenses in the fourth quarter of fiscal 1996. The acquisition costs and expenses consisted primarily of legal, accounting and broker fees.

3.   NONRECURRING CHARGES

     (a)  Loss of a Major Customer and Related Reorganization

     On February 11, 1997, the Company received written notification from its then largest customer, Xerox Corporation, that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. On March 12, 1997, the Company announced a reorganization plan in response to this lost business. In connection with this plan, the Company recorded a nonrecurring charge of $6,872, or $1.01 per share, in the three months ended March 31, 1997. The charge included a noncash $6,451 provision for the impairment of related long-lived assets ($3,946), other assets ($1,238) and inventory ($1,267), and a $421 provision for related severance and other obligations.

     Sales to Xerox Corporation amounted to $6,345, $20,350 and $17,674 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively. The Company completed final shipments to Xerox during the second quarter of fiscal 1997.

     (b)  Impairment of Long-Lived Assets

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

4.   INVENTORIES

                                                                  September 30,
                                                          -------------------------------
                                                             1997                 1996
                                                          -----------         -----------

               Finished goods                                $2,755               $1,402
               Work-in-progress                                 660                  635
               Raw materials                                  3,199                4,181
                                                          ===========         ===========

                                                             $6,614               $6,218
                                                          ===========         ===========

5. PROPERTY, PLANT AND EQUIPMENT

                                                                  September 30,
                                                          -------------------------------
                                                              1997                1996
                                                          -----------         -----------

               Land, buildings and  improvements            $18,616              $16,593
               Machinery, equipment and furniture            24,235               24,918
               Capital projects in process                      324                1,174
                                                          -----------         -----------
                                                             43,175               42,685

                  Less: accumulated depreciation            (27,803)             (23,457)
                                                          ===========         ===========
               Net property, plant and equipment            $15,372              $19,228
                                                          ===========         ===========


6.   RETIREMENT PLANS

     PENSION PLAN - The Company has a noncontributory pension plan covering substantially all employees who joined the Company prior to January 1, 1995. None of the employees of Leisegang, the Company's wholly-owned subsidiary, are eligible to participate in the Pension Plan since Leisegang was acquired in fiscal year 1996. The Plan provides pension benefits based upon years of service and average compensation during the five years preceding retirement. The Company's policy is to fund the maximum amount that can be deducted for federal income tax purposes.


     Net pension cost consists of:

                                                                     Years ended September 30,
                                                              1997            1996           1995
                                                          =============================================
         Service cost - benefits earned during the period    $ 235           $254          $   245
         Interest cost on projected benefit obligations        517            490              469
         Actual return on assets                              (674)          (317)          (1,447)
         Net amortization and deferral                         (51)          (404)             854
                                                          ---------------------------------------------
                                                             $  27           $ 23          $   121
                                                          =============================================

     The assumptions used in calculating pension expense included discount rates of 8% and expected long-term rates of return on Plan assets of 9%. In addition, the rate of increase in compensation levels was assumed to be 5% for 1997, 1996 and 1995.

     The following table sets forth the Plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheets at September 30, 1997 and 1996, for the Plan:

                                                                          Years ended September 30,

                                                                            1997                1996
                                                                     =====================================

Actuarial present value of benefit obligations:
  Vested benefit obligations                                               $(5,108)           $(4,861)
                                                                     =====================================

  Accumulated benefit obligations                                          $(5,351)           $(5,021)
                                                                     =====================================

Projected benefit obligations for services
  rendered to date                                                         $(6,831)           $(6,531)
Plan assets at fair value                                                    8,707              7,633
                                                                     -------------------------------------
Plan assets in excess of projected benefit
  obligations                                                                1,876              1,102
Unrecognized prior service cost                                                (66)               (71)
Unrecognized net loss                                                         (665)               188
Unrecognized net asset                                                        (388)              (435)
                                                                     -------------------------------------
Prepaid pension costs included in other assets                             $   757            $   784
                                                                     =====================================


     TAX DEFERRED SAVINGS PLAN - The Company has a tax deferred savings plan under Section 401(k) of the Internal Revenue Code under which, subject to certain limitations, each eligible employee may contribute up to 15% of gross wages per year. The Company matches 50% of the first 6% of employee contributions. Company contributions to the Plan were approximately $185, $146 and $139 in fiscal years 1997, 1996 and 1995, respectively.

     LEISEGANG PROFIT SHARING PLAN - The Company's wholly-owned subsidiary, Leisegang has had a discretionary, noncontributory profit sharing plan available to essentially all full-time employees. In August 1996 the Plan was terminated and distributions were made to employees according to each employee's vested percentage. On August 6, 1996, the effective date of the acquisition of Leisegang by the Company, all participants in the profit sharing plan became eligible to participate in the Galileo Employee 401(k) Plan. Expenses for the Plan were $30 and $60 in fiscal years 1996 and 1995, respectively.

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

      The actuarial and recorded liabilities for the Plan were as follows:

                                                                                   Years ended September 30,

                                                                                      1997             1996
                                                                                =================================
 Accumulated postretirement benefit obligation:
  Retirees                                                                            $402            $428
  Fully eligible active plan participants                                               22              21
  Other active plan participants                                                       128             131
                                                                                ---------------------------------
    Accumulated postretirement benefit obligation                                      552             580
  Plan assets at fair value                                                             --              --
                                                                                ---------------------------------
  Unfunded accumulated benefit obligation in excess of plan assets                     552             580
  Unrecognized net gain                                                                113              79
                                                                                ---------------------------------
    Accrued postretirement benefit cost                                               $665            $659
                                                                                =================================

Net periodic postretirement benefit cost in 1997 and 1996 includes the following components:

  Service cost                                                                        $  6            $  9
                                                                                        39              44
                                                                                ---------------------------------
    Net periodic postretirement benefit cost                                          $ 45            $ 53
                                                                                =================================

     For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1997. The rate was assumed to decrease gradually down to 6.0% for fiscal year 2003 and remain at that level thereafter. Increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997, by $29 (or by 5%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1997 by $3 (or by 6%).

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

7.   LEASE COMMITMENTS

     The cost of computer equipment capitalized under capital lease agreements is approximately $180 at both September 30, 1997 and 1996, respectively. Associated accumulated amortization as of September 30, 1997 and 1996, approximated $125 and $71, respectively.

     Future minimum lease payments under capital and operating leases as of September 30, 1997, are as follows:

                  1998                                                        $  227
                  1999                                                           232
                  2000                                                           217
                  2001                                                           185
                  2002 & thereafter                                               95
                                                                        -------------
                  Total minimum lease payments                                   956
                   Less amount representing imputed interest                     143
                                                                        -------------
                  Net present value, minimum lease payments                      813
                   Less current portion                                          212
                                                                        -------------
                  Long-term portion of lease obligation                        $ 601
                                                                        =============

     Total rental expense for all operating leases was approximately $222, $246 and $243 in fiscal years 1997, 1996 and 1995, respectively.


8.   COMMON STOCK

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

The following table summarizes stock option plan activity:

                                                                   Weighted Average         Aggregate
                                                   Shares               Price                 Price
                                              ============================================================
Balance, September 30, 1994                        212,000             $  4.88               $1,034
  Granted                                           92,000                7.85                  722
  Exercised                                        (11,000)               4.45                  (49)
  Forfeited                                        (42,000)               4.50                 (189)
                                              -----------------                         ------------------
Balance, September 30, 1995                                               6.02                1,517
  Granted                                          252,000               14.91                1,521
  Exercised                                        102,000                5.52                 (381)
  Forfeited                                        (69,000)              16.17                  (97)
                                                    (6,000)
                                              -----------------                         ------------------
Balance, September 30, 1996                        279,000                9.18                2,561
  Granted                                          267,000                8.17                2,182
  Exercised                                        (33,000)               4.76                 (157)
  Forfeited                                        (45,000)               9.38                 (422)
                                              =================                         ==================
Balance, September 30, 1997                        468,000             $  8.90               $4,164
                                              =================                         ==================

     As of September 30, 1997, 95,750 option shares were available for grant under the 1991 Plan. As of September 30, 1997, 112,000 options, with a weighted average fair value of $7.55 per share, were exercisable at prices ranging from $3.00 to $30.75, aggregating approximately $846 under the 1981 and 1991 Plans. The remainder of the outstanding options become exercisable on various dates through 2001. The weighted average remaining contractual life of outstanding options is 8.5 years.

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


     Under the Director Stock Option Plan, options to purchase 10,000 shares of common stock, at a price of $25.75 per share, were granted in fiscal year 1997, and as of September 30, 1997, 32,500 shares were exercisable at a weighted average fair value of $9.08 per share, aggregating approximately $295. Options covering 152,500 shares remain available for grant under the Plan.

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the 1991 Plan and the Director Stock Option Plan. Accordingly, no compensation expense has been recognized. Had compensation expense for options granted under these Plans after September 30, 1995, been determined based on the estimated fair value at the grant dates for awards under the plan, the Company's pro forma net loss and loss per share would have been $11,439 and $1.67 respectively, for fiscal 1997 and the Company's net income and earnings per share would have been $5,602 and $0.81, respectively for fiscal 1996. The effects on fiscal 1997 and 1996 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years because of the potential for issuance of additional stock options in future years.

     The fair value of options granted after September 30, 1995, under these Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6.0% and 6.45%; volatility factors of the expected market price of the Company's common stock of 79% and 52%; and a weighted-average expected life of the option of
     5.0 years for both years. The Company did not assume a dividend yield for fiscal 1997 or 1996.

     EMPLOYEE STOCK PURCHASE PLAN - On January 1, 1997, the Company amended the Employee Stock Purchase Plan (the "Plan"). Under the revised Plan, 100,000 shares of Company Common Stock was made available for purchase by eligible employees. The purchase price per share of Common Stock under the Plan may not be less than 85% of the lower of its fair market value at the beginning of an offering period or the applicable exercise date payable though payroll deductions. Since January 1, 1997, 13,513 shares have been purchased at prices ranging from $4.57 to $5.74. At September 30, 1997, there were 86,487 shares available for issuance under the Plan.

     Prior to being amended, the Company had a Plan under which it contributed up to 37.5% of amounts contributed by participating employees to a combined maximum of $1,375 per calendar year. All contributions were made to a trust for investment in the Company's common stock. Shares were purchased in the open market. The Plan held 21,349 shares, prior to being rolled forward into the amended Plan.

9.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

          Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 and 1996, respectively, are as follows:

                                                            Years ended September 30,
                                                             1997              1996
                                                      ====================================
Deferred tax liabilities:
  Tax over book depreciation                               $   166          $ 2,448
  Pension cost                                                 302              351
                                                      ------------------------------------
    Total deferred tax liabilities                             468            2,799
                                                      ------------------------------------
Deferred tax assets:
  Inventory adjustments                                        741              202
  Restructuring accruals                                        47                8
  Other accruals                                               765              700
  Net operating loss carryforwards                           4,850            3,303
  General business credits                                   1,366            1,280
                                                      ------------------------------------
    Total deferred tax assets                                7,769            5,493
  Valuation allowance for deferred tax assets               (7,506)          (2,855)
                                                      ------------------------------------
      Net deferred tax assets                                  263            2,638
                                                      ------------------------------------
  Net deferred tax liabilities                             $   205          $   161
                                                      ====================================


The net change in the total valuation allowance for the fiscal years ended September 30, 1997 and 1996, amounted to an increase of $4,651 and a decrease of $2,369, respectively.

Significant components of the provision for income taxes from continuing operations are as follows:

                                       Years ended September 30,
                                1997             1996              1995
                        =====================================================
Current:
  Federal                      $ 48             $ 170              $--
  State                          71                                 82
                        -----------------------------------------------------
                                119               242               82
                        -----------------------------------------------------
Deferred:
  Federal                        44              (116)              --
  State                          --               (37)              --
                        -----------------------------------------------------
                                 44              (153)              --
                        -----------------------------------------------------
  Total                        $163             $  89              $82
                        =====================================================

The reconciliation of the statutory federal income tax rate and the effective tax rate from continuing operations is as follows:

                                                             Years ended September 30,
                                                      1997                 1996             1995
                                             =======================================================
Income tax per statutory rate                         34.0%                34.0%            34.0%
Utilization of net operating loss                       --                (33.0)            (32.9)
  carryforwards
Loss on which no income tax benefits                                        --               --
  were recognized                                    (34.0)
State income taxes, net of federal
 income tax benefit                                   (0.7)                 0.8              4.5
                                                      (0.8)                (0.2)              1.3
Other                                        -------------------------------------------------------
                                                      (1.5)%                1.6%             6.9%
                                             =======================================================


At September 30, 1997, the Company had net operating loss carryforwards of $12,908 for federal income tax purposes that expire in years 2007 through 2012.

                   QUARTERLY FINANCIAL INFORMATION (Unaudited)



(Dollars in thousands, except per share data)

FISCAL YEAR 1997                                                DEC. 31          MARCH 3 1         JUNE 30           SEPT. 30
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 9,711           $ 8,721           $ 7,516           $ 8,169

Gross profit                                                     4,275             2,923             2,017             2,539

Reduction in the carrying value of certain long-lived
  assets                                                         2,226                --                --                --

Reorganization costs                                                --             6,872                --                --

Income (loss) before income taxes                               (1,045)           (7,358)           (1,501)           (1,117)

Net income (loss)                                              $(1,166)          $(7,378)          $(1,513)          $(1,127)

Net income (loss) per common and common
   equivalent share                                            $ (0.17)          $ (1.08)          $ (0.22)          $ (0.16)


FISCAL YEAR 1996                                                DEC. 31          MARCH 31          JUNE 30           SEPT. 30
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 9,972           $10,632           $11,152           $10,878

Gross profit                                                     3,867             4,131             5,139             5,791

Income before income taxes                                       1,259               852             1,792             1,713

Extraordinary gain                                                 158                --                --                --

Net income                                                     $ 1,524           $   827           $ 1,759           $ 1,575

Net income per common and common equivalent
  share                                                        $  0.22           $  0.12           $  0.25           $  0.23



Note: Results have been restated to reflect the acquisition in fiscal year 1996 of Leisegang Medical, Inc., on a pooling of interests basis.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------
     Column A                          Column B         Column C       Column D          Column E         Column F
-----------------------------------------------------------------------------------------------------------------------

                                                         Additions      Additions      Deductions
                                       Balance at        charged to    charged to      written off        Balance at
                                       beginning         cost and         other          against            end of
     Description                       of period         expenses       accounts         reserve            period
-----------------------------------------------------------------------------------------------------------------------
    September 30, 1995:
    ------------------
     Allowance for
     doubtful accounts                    152                42             --               68                 126


    September 30, 1995:
    ------------------

     Allowance for
     doubtful accounts                    126               198             --              140                 184


    September 30, 1995:
    ------------------

     Allowance for
     doubtful accounts                    184               100             --               40                 244


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 5, 1997             GALILEO CORPORATION

                                     /s/ William T. Hanley
                                     -------------------------------
                                     William T. Hanley, President
                                     and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 5, 1997.


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

10.2 Director stock option plan adopted November 10, 1995 (filed as an exhibit to the Registrant's proxy statement dated December 11, 1995, and hereby incorporated by reference).

10.3 Agreement and Plan of Merger dated July 17, 1996, among the Registrant, a wholly-owned subsidiary of the Registrant, Leisegang Medical, Inc., and the principal shareholders of Leisegang, under which the Registrant acquired
     Leisegang, effective August 6, 1996 (Filed as exhibit 2.1 to the
     Registrant's Form 8-K, file no. 33-13752, and hereby incorporated herein by reference).

11   Computation of net income (loss) per common and common equivalent share.            36

23   Consent of Independent Auditors for incorporation by reference in
     previously filed Registration Statements.                                           37

27   Financial Data Schedule.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibits 10.1 and 10.2 are management contracts or compensatory plans or arrangements in which the executive officers or directors of the Company participate.