Form 10-Q
period 1998-03-31
GALILEO CORP
filed 1998-05-15
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1998

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

                              YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 31, 1998
----------------------------                      -----------------------------
COMMON STOCK, PAR VALUE $.01                            8,032,000 SHARES

                               GALILEO CORPORATION
                                      INDEX


     PART I.  Financial Information:                                    Page No.
                                                                        -------

Item 1.  Financial Statements (unaudited)

Consolidated Condensed Balance Sheets at March 31, 1998, and
September 30, 1997........................................................  3

Consolidated Condensed Statements of Income for the Three and
Six Months Ended March 31, 1998, and 1997.................................  4

Consolidated Condensed Statements of Cash Flows for the Six
Months ended March 31, 1998, and 1997.....................................  5

Notes to Consolidated Condensed Financial Statements......................  6

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................  9


     PART II. Other Information:


Item 2.  Changes in Securities and Use of Proceeds ....................... 13


Item 6.  Exhibits and Reports on Form 8-K ................................ 13


Signatures ............................................................... 14

  PART I.
ITEM 1.  FINANCIAL STATEMENTS


                               GALILEO CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                                  Mar. 31, 1998   Sept. 30, 1997
                                                                  -------------   --------------

ASSETS
------

Current assets:
  Cash and cash equivalents                                          $ 2,068          $ 9,546
  Accounts receivable, net                                             8,074            5,639
  Inventories, net                                                    10,391            6,614
  Other current assets                                                   478              187
                                                                     -------          -------
  Total current assets                                                21,011           21,986
Property, plant and equipment, net                                    18,277           15,372
Excess of cost over the fair value of assets acquired, net            20,133            3,873
Other assets, net                                                      1,816            1,496
                                                                     -------          -------
Total assets                                                         $61,237          $42,727
                                                                     =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                           $ 6,512          $ 5,669
  Note payable                                                         1,223               --
                                                                     -------          -------
    Total current liabilities                                          7,735            5,669
Other liabilities                                                      1,357              956
Long-term debt                                                         8,800               --
                                                                     -------          -------
Total liabilities                                                     17,892            6,625
                                                                     -------          -------
Shareholders' equity:
  Common stock                                                            80               69
  Additional paid-in capital                                          52,000           42,951
  Accumulated deficit                                                 (8,735)          (6,918)
                                                                     -------          -------
Total shareholders' equity                                            43,345           36,102
                                                                     -------          -------
Total liabilities and shareholders' equity                           $61,237          $42,727
                                                                     =======          =======




See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)



                                            For the Three Months       For the Six Months
                                               Ended March 31,            Ended March 31,
                                            --------------------       ------------------
                                             1998          1997          1998       1997
                                            -------      -------       -------    -------

Net sales                                   $11,866      $ 8,721       $20,433    $18,432
Cost of sales                                 7,702        5,798        13,474     11,234
                                            -------      -------       -------    -------
Gross profit                                  4,164        2,923         6,959      7,198

Engineering expenses                          1,575        1,379         2,966      2,562
Selling and administrative expenses           3,199        2,273         5,765      4,434
Reduction in carrying value of certain
  long-lived assets                              --           --            --      2,226
Reorganization costs                             --        6,872            --      6,872
                                            -------      -------       -------    -------
                                              4,774       10,524         8,731     16,094
                                            -------      -------       -------    -------
Operating loss before other income
  (expense) and income taxes                   (610)      (7,601)       (1,772)    (8,896)
Other income (expense)                         (121)         243           (63)       493
                                            -------      -------       -------    -------
Loss before income taxes                       (731)      (7,358)       (1,835)    (8,403)
Provision (benefit) for income taxes            (27)          20           (20)       141
                                            =======      =======       =======    =======
Net loss                                    $  (704)     $(7,378)      $(1,815)   $(8,544)
                                            =======      =======       =======    =======
Basic and diluted loss per share            $ (0.09)     $ (1.08)      $ (0.25)   $ (1.25)

Weighted average shares outstanding           7,621        6,847         7,248      6,842




See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                      For the Six Months
                                                                        Ended March 31,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------

Cash flows from operating activities:
Net loss                                                           $ (1,815)      $ (8,544)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                    1,142          1,685
     Reduction in carrying value of certain long-lived assets            --          2,226
     Reorganization provision                                            --          6,451
     Other adjustments, net                                               8             --
Increase (Decrease) in cash from changes in operating assets and liabilities:
     Accounts receivable                                                913          1,741
     Inventories                                                       (577)          (802)
     Accounts payable and accrued liabilities                        (1,597)          (190)
     Other changes, net                                                 173           (243)
                                                                   --------       --------
       Total adjustments                                                 62         10,868
                                                                   --------       --------
Net cash provided (used) by operating activities                     (1,753)         2,324
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                   (10,627)        (5,500)
  Capital expenditures                                               (1,682)        (2,130)
                                                                   --------       --------
       Net cash used in investing activities                        (12,309)        (7,630)

Cash flows from financing activities:
   Proceeds from long-term note payable                               8,800             --
   Payments on notes payable                                         (2,294)          (542)
   Proceeds from issuance of common stock                                51            102
   Other financing activities, net                                       27            (21)
                                                                   --------       --------
       Net cash provided (used) by financing activities               6,584           (461)
                                                                   --------       --------
Net decrease in cash and cash equivalents                            (7,478)        (5,767)

Cash and cash equivalents at beginning of period                      9,546         18,652
                                                                   --------       --------

Cash and cash equivalents at end of period                         $  2,068       $ 12,885
                                                                   ========       ========
Supplemental disclosure of cash paid for:
  Acquisition of businesses
     Fair value of assets acquired                                 $ 28,037       $  5,500
     Gross cash paid                                                 11,340          5,500
     Value of common stock issued for acquisition                     8,982             --
                                                                   --------       --------
         Liabilities assumed                                       $  7,715       $     --
                                                                   ========       ========





See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Galileo Corporation's (the Company) financial position as of March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1997 Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1997.

2.   Classification of inventories is:

                                        March 31, 1998       September 30, 1997
                                        --------------       ------------------

     Finished goods                         $ 4,995                 $2,755
     Work-in-progress                         1,930                    660
     Raw materials                            3,466                  3,199
                                            -------                 ------
                                            $10,391                 $6,614
                                            =======                 ======


3.   Acquisitions

     (a)  Leisegang Feinmechanik-Optik GmbH & Co., KG

     In October 1997 the Company acquired all of the outstanding shares of Leisegang Feinmechanik-Optik GmbH & Co., KG ("Leisegang GmbH") for $2,250 in cash. Leisegang GmbH was a privately held manufacturer and distributor of colposcopes and accessories. These diagnostic products are sold to OB/GYN physicians' offices and hospitals primarily through a worldwide network of sales representatives and distributors. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary, and the resulting excess of the cost over the fair value of net assets acquired of $795 is being amortized over 30 years. Included in notes payable is $1,223 associated with the final acquisition payment due in October 1998.

     (b)  OFC Corporation

     As of January 1998 the Company acquired all the outstanding shares of OFC Corporation ("OFC") for approximately $6,338 in cash and 1,154,258 shares of Galileo Common Stock. OFC designs, manufactures and markets a broad range of optical components and systems which incorporate the latest advances in photonic technology and optical coatings. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary and the resulting excess of the cost over the fair value of net assets acquired of $12,505 is being amortized over 30 years.

     (c)  Les Entreprises Galenica, Inc.

     In February 1998 the Company acquired all the outstanding shares of Les Entreprises Galenica, Inc., ("Galenica") for approximately $3,482 in cash. Galenica manufactures and markets a broad line of disposable, single-use vaginal specula, the most frequently used diagnostic instrument by OB/GYN physicians, clinics and hospitals. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary, and the resulting excess of the cost over the fair value of net assets acquired of $2,902 is being amortized over 30 years.

     Assuming that these acquisitions had been made as of the beginning of fiscal 1998 and 1997, results for the Company on a pro forma basis would have been net sales of $25,363 and $28,008 and a net loss of $1,532 and $7,772, or a loss of $0.21 and $1.14 per share, respectively.

4. In January 1998 the Company entered into a $12,000 revolving credit facility with a bank. Any loans thereunder may be converted to a three-year term loan after two years and will bear interest at the prime rate through June 30, 1998, with a Company option thereafter for LIBOR-based rates under certain conditions. This facility will be used for acquisitions and working capital and will provide additional flexibility to carry out current Company growth initiatives. The facility contains certain covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding payment of dividends. At March 31, 1998, $8,800 was outstanding under this facility and included in long-term debt.

5.   Fiscal 1997 Nonrecurring Charges

     (a)  Loss of a Major Customer and Related Reorganization

     On February 11, 1997, the company received written notification from its then largest customer, Xerox Corporation, that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. On March 12, 1997, the Company announced a reorganization plan in response to this lost business. In connection with this plan, the Company recorded a nonrecurring charge of $6,872, or $1.01 per share, in the three months ended March 31, 1997. Sales to Xerox Corporation amounted to $2,593 and $6,273 for the three and six months ended March 31, 1997, respectively. The Company completed final shipments to Xerox during the second quarter of fiscal 1997.

     (b)  Impairment of Long-Lived Assets

     In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the fair market values of assets are estimated to be less than carrying amounts. The adoption of this Standard resulted in a $2,226, or $0.32 per share, nonrecurring, pretax, noncash charge which reduced certain robotic assembly equipment for the Company's Medical Products Group to its estimated fair market value.

6. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods of have been presented, and where necessary, restated to conform to Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Galileo Corporation (the "Company") along with its recently acquired wholly-owned subsidiary, OFC Corporation, develops, manufactures and markets products based on its core optical and photonic technologies for applications in medical products and instruments, telecommunications products, analytical instruments and office equipment. The Company's core competencies in glass sciences and experience in fiberoptic and photonic technology are fundamental to developing and manufacturing its products. The Company markets its products to original equipment manufacturers (OEMs), through marketing partners, distributors and direct to end-users. Leisegang Medical, a wholly-owned subsidiary, develops, manufactures, and markets women's health-related medical products.

On February 11, 1997, the Company received written notification from its then largest customer, Xerox Corporation ("Xerox"), that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. These assemblies accounted for approximately $20.4 million, or 48% of the Company's fiscal 1996 revenues. Reduced revenues from this product materially adversely affected the Company's financial performance and resulted in subsequent period losses. In connection with this loss of business, the Company adopted a reorganization plan and recorded a charge of $6.9 million in the three months ended March 31, 1997.

The Company's Medical Products consist of a variety of endoscopes in support of minimally invasive medical procedures. Endoscopes are valuable in any medical procedure where video imaging can provide accurate diagnosis, improve surgical performance and reduce patient discomfort. In addition, the fiscal 1996 acquisition of Leisegang Medical, the fiscal 1997 acquisition of the Sani-Spec(R) product line from C.R. Bard, Inc., and the fiscal 1998 acquisitions of Leisegang GmbH and Galenica, more fully discussed below, position the Company as a supplier of medical instrument equipment, principally to the obstetric and gynecological markets. The Company believes that its medical products offer significant future growth opportunities.

Leisegang Medical, headquartered in Boca Raton, FL, was a privately-held distributor and manufacturer of OB/GYN diagnostic and surgical equipment. Included in its product line are colposcopes produced by Leisegang GmbH, a related company based in Berlin, Germany. In October 1997 the Company announced the acquisition of Leisegang GmbH. Leisegang GmbH was a privately held manufacturer and worldwide distributor of colposcopes and accessories and the supplier of colposcopes for Leisegang Medical with approximately $3.0 million of revenues in the fiscal year preceding acquisition. These products are sold to OB/GYN physicians' offices and hospitals through an internal sales force, sales representatives and distributors. Leisegang Medical is well known and highly respected in the gynecological equipment market, estimated to be $200 million annually, and is a leader in sales to physicians' offices. In addition to colposcopes, its products include biopsy instruments, ultrasound, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, and fetal heart monitors. These acquisitions also provide Galileo with new distribution channels that enhance the brand name recognition and market penetration of the Company's medical imaging and sensing products.

In February 1997 the Company acquired the Sani-Spec(R) product line. This product line includes a comprehensive suite of women's health-related products used by OB/GYN physicians, clinics and hospitals including Sani-Spec single-use vaginal specula, Sani-Scope(TM) anoscopes, Spec Light(TM) speculum lights and Pap Smear kits. The product line is marketed through a nationwide network of approximately 80 dealers and has been a market leader for over 20 years.

In February 1998 the Company acquired Galenica, Inc. Galenica, based near Montreal, Canada, was a privately held company that manufactures and markets a broad line of disposable, single-use vaginal specula, the most frequently used diagnostic instrument used by OB/GYN physicians, clinics and hospitals. These products are marketed primarily in the United States, Canada, Latin America and Europe through an extensive international distributor network. Galenica's revenues for the fiscal year preceding the acquisition were approximately $3.0 million.

In February 1998 the Company entered into a medical products supply and distribution agreement with PSS World Medical, Inc. The agreement covers distribution to physicians' offices and other office-based health care providers throughout the United States and includes purchase requirements to retain exclusivity to certain Leisegang products.

As of January 1998 the Company acquired OFC Corporation. OFC designs, manufactures and markets a broad range of optical components and systems which incorporate the latest advances in photonic technology and optical coating. OFC's revenues for the fiscal year preceding the acquisition were approximately $14.0 million. OFC's products include optical filters, optical lens coatings for medical devices, laser systems, infrared thermal imaging devices and optical analytical instruments. OFC's operations also include one of the world's largest and most technically advanced diamond point turning facilities which manufactures highly-sophisticated optical components and systems for industrial lasers and semiconductor instrumentation.

The Company's Scientific Detector and Spectroscopy Products include detectors and sensors which are used in various instruments in a wide range of markets including semiconductor processing, life sciences, food processing, bulk and specialty chemicals, petroleum refining, biotechnology, failure analysis and quality and process control.

The Company's Fluorolase(R) fiberoptic-based optical amplifier products are targeted at applications for telecommunications as well as high-speed data and video transmission. The Company believes that the Fluorolase products offer significant future growth opportunities.

In addition to investing in research and development activities for all of its products, the Company is exploring other acquisition opportunities to enhance product offerings to its customers.

This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, expansion into new markets and anticipated customer demand for its existing and future products and services. Certain factors that could cause the Company's actual results to differ from those projected or implied in these forward-looking statements are set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's September 30, 1997, SEC Form 10-K and incorporated herein.

RESULTS OF OPERATIONS

Revenues for the three and six months ended March 31, 1998, increased to $11.9 million and $20.4 million from $8.7 million and $18.4 million, respectively, from the comparable prior-year period. Current fiscal year revenues from acquisitions, particularly OFC, and revenues from new products have more than offset the loss of fiscal 1997 revenues from Xerox, as more fully discussed in the "Overview" section above.

Gross profit (as a percentage of revenues) for the three months ended March 31, 1998, of 35.0%, increased from 33.5% from the comparable prior-year period primarily due to the impact of product mix and improved operating efficiencies. Gross profit of 34% for the six months ended March 31, 1998, decreased from 39% for the comparable prior-year period as revenues from acquisitions and revenues from new products are at gross margins lower than prior-year Xerox-related revenues.

Engineering expenses increased to $1.5 million and $2.9 million for the three and six months ended March 31, 1998, respectively, primarily due to the inclusion of expenses from acquisitions and increased spending to support the development of the Company's medical and telecommunication products.

Selling and administrative expenses increased to $3.2 million and $5.8 million for the three and six months ended March 31, 1998, respectively, due to the inclusion of operating expenses from acquisitions.

As a result of the loss of its then largest customer, more fully described in the "Overview" section above, the Company announced a reorganization plan. In connection with this plan, the Company recorded a nonrecurring charge of $6.9 million, or $1.01 per share, in the three months ended March 31, 1997. In the first quarter of fiscal 1997, the Company recorded $2.2 million, or $0.32 per share, nonrecurring charge to reduce the value of certain robotic assembly equipment to its estimated fair market value. Excluding the impact of these charges, net income for the six months ended March 31, 1997, was $0.6 million, or $0.08 per share.

Other income or expense principally relates to interest earned on investments or interest paid on bank borrowings.

For both the current and comparable prior-year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carryforwards. The provisions principally relate to foreign, state and franchise taxes.

FINANCIAL CONDITION

The Company's working capital at March 31, 1998, of $13.3 million decreased from $16.3 million at September 30, 1997. The change in working capital was primarily the result of the use of cash for acquisitions, the inclusion of acquired company balances and operating losses for the year to date.

Capital spending for the six months ended March 31, 1998, amounted to $1.6 million. This compares with $2.1 million of capital expenditures for the comparable prior-year period. Capital spending for fiscal 1998 primarily relates to machinery and equipment to support the development of new medical scopes and the Company's telecommunications products.

In January 1998 the Company entered into a $12 million credit facility with a bank, $8.8 million of which was outstanding at March 31, 1998, and is included in long-term debt. Proceeds of this borrowing and available cash balance were used primarily to fund the Company's 1998 acquisitions. The Company considers its working capital and available credit facility to be adequate to support its currently planned operations.

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 1998 the company entered into a $12.0 million revolving credit facility with a bank pursuant to a loan agreement, a copy of which is filed as Exhibit 4. to this report. The loan agreement effectively prohibits the payment of cash dividends and includes financial maintenance requirements and limitations on other indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:

               4. BankBoston, N.A. To Galileo Corporation Loan Agreement Dated as of January 27, 1998.

               27.  Financial Data Schedule (EDGAR filing only)

          b.   Reports on Form 8-K

               1. On January 7, 1998, the Registrant filed a Form 8-K for the agreement to acquire OFC Corporation.

               2. On February 12, 1998, the Registrant filed a Form 8-K for the acquisition of Les Entreprises Galenica, Inc.

               3. On February 13, 1998, the Registrant filed a Form 8-K for the acquisition of OFC Corporation.

               4. On April 2, 1998, the Registrant filed on a Form 8-K/A an amendment for the acquisition of OFC Corporation including pro forma financial statements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GALILEO CORPORATION



Dated:  May 15, 1998                     /s/ William T. Hanley
                                         --------------------------------------
                                         William T. Hanley, President and
                                         Chief Executive Officer (Principal
                                         Executive Officer)



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

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS



 Exhibit No.                                                            Page No.
 ----------                                                             -------

     4         BankBoston, N.A. To Galileo Corporation Loan               16
               Agreement Dated as of January 27, 1998.

    27         Financial Data Schedule                                   EDGAR
                                                                         Filing
                                                                          Only