Form 10-Q
period 1998-06-30
GALILEO CORP
filed 1998-08-14
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1998

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

                              YES  X         NO
                                 -----         -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 1998
----------------------------                        ----------------------------
COMMON STOCK, PAR VALUE $.01                              8,046,440 SHARES

                               GALILEO CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------
     PART I.   Financial Information:


Item 1. Financial Statements (unaudited)


     Consolidated Condensed Balance Sheets at June 30, 1998,
     and September 30, 1997................................................  3

     Consolidated Condensed Statements of Income for the Three
     and Nine Months Ended June 30, 1998, and 1997.........................  4

     Consolidated Condensed Statements of Cash Flows for the
     Nine Months ended June 30, 1998, and 1997.............................  5

     Notes to Consolidated Condensed Financial Statements..................  6

Item 2.
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................... 10


     PART II.  Other Information:


Item 6. Exhibits and Reports on Form 8-K .................................. 15


     Signatures ........................................................... 16

PART I.
ITEM 1. FINANCIAL STATEMENTS

                               GALILEO CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                                   June 30, 1998   Sept. 30, 1997
                                                                   ------------------------------
ASSETS
------

Current assets:
  Cash and cash equivalents                                           $ 1,146          $ 9,546
  Accounts receivable, net                                              7,968            5,639
  Inventories, net                                                     11,473            6,614
  Other current assets                                                    302              187
                                                                      ------------------------
  Total current assets                                                 20,889           21,986
Property, plant and equipment, net                                     17,950           15,372
Excess of cost over the fair value of assets acquired, net             20,051            3,873
Other assets, net                                                       1,758            1,496
                                                                      ------------------------
Total assets                                                          $60,648          $42,727
                                                                      ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                            $ 7,810          $ 5,669
  Note payable                                                          1,298               --
  Short-term debt (See note 5)                                         10,300               --
                                                                      ------------------------
   Total current liabilities                                           19,408            5,669
Other liabilities                                                       1,148              956
                                                                      ------------------------
Total liabilities                                                      20,556            6,625
Shareholders' equity:
  Common stock                                                             80               69
  Additional paid-in capital                                           52,075           42,951
  Accumulated deficit                                                 (12,063)          (6,918)
                                                                      ------------------------
Total shareholders' equity                                             40,092           36,102
                                                                      ------------------------
Total liabilities and shareholders' equity                            $60,648          $42,727
                                                                      ========================

See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)


                                                                 For the Three Months Ended           For the Nine Months Ended
                                                                           June 30,                            June 30,
                                                                 --------------------------           --------------------------
                                                                    1998              1997              1998              1997
                                                                  --------------------------------------------------------------

Net Sales                                                         $12,106           $ 7,516           $32,540           $ 25,948
Cost of sales                                                       8,384             5,499            21,859             16,733
                                                                  --------------------------------------------------------------

Gross profit                                                        3,722             2,017            10,681              9,215

Engineering expenses                                                1,644             1,361             4,614              3,844

Selling and administrative expenses                                 4,289             2,355            10,051              6,868

Provision for potential uncollectible
    receivables  (See note 3)                                         984                --               984                 --

Reduction in carrying value of certain
    long-lived assets                                                  --                --                --              2,226

Reorganization costs                                                   --                --                --              6,872
                                                                  --------------------------------------------------------------

                                                                    6,917             3,716            15,649             19,810
                                                                  --------------------------------------------------------------
Operating loss before other income
    (expense) and income taxes                                     (3,195)           (1,699)           (4,968)           (10,595)

Other income (expense)                                               (179)              198              (241)               691
                                                                  --------------------------------------------------------------

Loss before income taxes                                           (3,374)           (1,501)           (5,209)            (9,904)

Provision (benefit) for income taxes                                  (44)               12               (64)               153
                                                                  --------------------------------------------------------------

Net loss                                                          $(3,330)          $(1,513)          $(5,145)          $(10,057)
                                                                  ==============================================================
Basic and diluted loss per share                                  $ (0.41)          $ (0.22)          $ (0.69)          $  (1.47)

Weighted average shares outstanding                                 8,042             6,854             7,509              6,846


See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                           For the Nine Months Ended
                                                                                    June 30,
                                                                               1998             1997
                                                                           -------------------------

Cash flows from operating activities:                                      $ (5,145)        $(10,057)
Net loss
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                            2,230            2,363
     Provision for potential uncollectible receivables                          984               --
     Reduction in carrying value of certain long-lived assets                    --            2,226
     Reorganization provision                                                    --            6,451
     Other adjustments, net                                                       8               --
Increase (Decrease) in cash from changes in operating
  assets and liabilities:
     Accounts receivable                                                         35            1,284
     Inventories                                                             (1,659)          (1,012)
     Accounts payable and accrued liabilities                                  (344)             495
     Other changes, net                                                          36             (211)
                                                                           -------------------------
       Total adjustments                                                      1,290           11,596
                                                                           -------------------------
Net cash provided (used) by operating activities                             (3,855)           1,539

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                           (10,562)          (5,500)
  Capital expenditures                                                       (2,227)          (2,854)
                                                                           -------------------------
Net cash used in investing activities                                       (12,789)          (8,354)

Cash flows from financing activities:
   Proceeds from short-term debt                                             10,300               --
   Payments on notes payable                                                 (2,219)            (542)
   Proceeds from issuance of common stock                                       178              145
   Other financing activities, net                                              (15)             (32)
                                                                           -------------------------
Net cash provided by financing activities                                     8,244             (429)
                                                                           -------------------------
Net decrease in cash and cash equivalents                                    (8,400)          (7,244)

Cash and cash equivalents at beginning of period                              9,546           18,652
                                                                           -------------------------

Cash and cash equivalents at end of period                                 $  1,146         $ 11,408
                                                                           =========================
Supplemental disclosure of cash paid for
  acquisition of businesses
     Fair value of assets acquired                                         $ 27,970         $  5,500
     Gross cash paid                                                         11,275            5,500
     Value of common stock issued for acquisition                             8,982               --
                                                                           -------------------------
         Liabilities assumed                                               $  7,713         $     --
                                                                           =========================


See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments except as disclosed in Notes 3. And 7.) necessary to present fairly Galileo Corporation's (the "Company") financial position as of June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1997 Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1997.

2.        Classification of inventories is:

                                      June 30, 1998    September 30, 1997
                                      -------------    ------------------

          Finished goods                 $ 6,620              $2,755
          Work-in-progress                 1,898                 660
          Raw materials                    2,955               3,199
                                         -------              ------
                                         $11,473              $6,614
                                         =======              ======


3. In the third quarter of fiscal 1998, the Company recorded a provision of $984, or $0.12 per share, for potential uncollectibility of receivables from a significant medical endoscope customer that has recently experienced severe liquidity issues. Although some or all of this receivable may be collectible in the future, management believes that the provision is appropriate given the current circumstances.

4. For the three months ended June 30, 1998, the Company experienced reduced revenues from its Scientific Detector and Remote Spectroscopy products due to foreign shipment restrictions placed on the Company's microchannel plate products by the US Government. In addition, revenues for Medical Endoscope Products where negatively impacted by the failure to complete a marketing relationship for a recently developed application-specific endoscope and reductions in orders for existing product as a result of lower than expected product requirements by the Company's marketing partners. Responding to these reductions, the Company has instituted a reduction in force of approximately 85 employees, which will result in annualized savings of approximately $3,600. This reduction will be based principally at the Company's corporate headquarters in Sturbridge, MA, and involves employees that support Scientific Detector and Remote Spectroscopy Products, Medical Endoscope Products and various corporate administrative functions. The reduction in force will be completed in compliance with federal law, which requires a 60-day notice be given to affected employees. The company's fourth quarter results will include a charge for as much as $900, or $0.11 per share, in salary and related benefit expenses for employees who have received termination notices.

          In addition, as a result of the aforementioned reduced revenues, the Company can no longer invest in its Medical Endoscope Products, and it has, therefore, suspended all investments for this business and will eliminate certain significant related activities. In connection with this action, the Company will incur a non-cash charge during its fourth quarter of up to $3,700, or $0.46 per share, to reduce the carrying values of related equipment and inventories to fair value.

5. In January 1998 the Company entered into a $12,000 revolving credit facility with a bank. At June 30, 1998, $10,300 was outstanding under this facility. The facility contains certain covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding payment of dividends.

          Due to losses incurred in the quarter ended June 30, 1998, the Company is in violation of certain covenants under its bank loan, which gives the bank the right to accelerate the loan. The Company believes that it will obtain a waiver for this violation shortly and, in addition, restructure the loan agreement to accommodate the aforementioned reorganization plan. Until the Company receives this waiver, which will allow for the continued classification of the loan amount outstanding as long-term, the Company has reclassified the outstanding balance to short-term.

6.        Acquisitions

          (a) Leisegang Feinmechanik-Optik GmbH & Co., KG

          In October 1997 the Company acquired all of the outstanding shares of Leisegang Feinmechanik-Optik GmbH & Co., KG ("Leisegang GmbH") for $2,520 in cash. Leisegang GmbH was a privately held manufacturer and distributor of colposcopes and accessories. These diagnostic products are sold to OB/GYN physicians' offices and hospitals primarily through a worldwide network of sales representatives and distributors. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary and the resulting excess of the cost over the fair value of net assets acquired is being amortized over 30 years. Included in notes payable is $1,223 associated with the final acquisition payment due in October 1998.

          (b) OFC Corporation

          In January 1998 the Company acquired all the outstanding shares of OFC Corporation ("OFC") for approximately $6,518 in cash and 1,154,258 shares of Galileo Common Stock. OFC designs, manufactures and markets a broad range of optical components and systems which incorporate the latest advances in photonic technology and optical coatings. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary and the resulting excess of the cost over the fair value of net assets acquired is being amortized over 30 years.

          (c) Les Entreprises Galenica, Inc.

          In February 1998 the Company acquired all the outstanding shares of Les Entreprises Galenica, Inc., ("Galenica") for approximately $3,458 in cash. Galenica manufactures and markets a broad line of disposable, single-use vaginal specula, the most frequently used diagnostic instrument by OB/GYN physicians, clinics and hospitals. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary, and the resulting excess of the cost over the fair value of net assets acquired is being amortized over 30 years.

          Assuming that these acquisitions had been made as of the beginning of fiscal 1998 and 1997, results for the Company on a pro forma basis would have been net sales of $37,469 and $40,312 and a net loss of $4,862 and $8,748, or a loss of $0.65 and $1.28 per share for the nine months ended June 30, 1998 and 1997, respectively.

7.        Fiscal 1997 Nonrecurring Charges

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

          (b) Impairment of Long-Lived Assets

          In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the fair market values of assets are estimated to be less than carrying amounts. The adoption of this Standard resulted in a $2,226, or $0.32 per share, nonrecurring, pretax, noncash charge in the first quarter which reduced certain robotic assembly equipment for the Company's Medical Products Group to its estimated fair market value.

8. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods of have been presented, and where necessary, restated to conform to Statement 128 requirements.

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

Leisegang Medical, headquartered in Boca Raton, FL, was a privately-held distributor and manufacturer of OB/GYN diagnostic and surgical equipment acquired in 1996. Included in its product line are colposcopes produced by Leisegang GmbH, a related company based in Berlin, Germany. In October 1997 the Company announced the acquisition of Leisegang GmbH. Leisegang GmbH was a privately-held manufacturer and worldwide distributor of colposcopes and accessories and the supplier of colposcopes for Leisegang Medical with approximately $3.0 million of revenues in the fiscal year preceding acquisition. These products are sold to OB/GYN physicians' offices and hospitals through an internal sales force, sales representatives and distributors. Leisegang Medical is well known and highly respected in the gynecological equipment market, estimated to be $200 million annually, and is a leader in sales to physicians' offices. In addition to colposcopes, its products include biopsy instruments, ultrasound, video equipment, laser and electro-surgical systems and accessories, cryosurgery equipment, surgical instruments, rigid and flexible hysteroscopes, and fetal heart monitors.

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

In February 1998 the Company acquired Galenica, Inc. Galenica, based near Montreal, Canada, was a privately-held company that manufactures and markets a broad line of disposable, single-use vaginal specula, the most frequently used diagnostic instrument used by OB/GYN physicians, clinics and hospitals. These products are marketed primarily in the United States, Canada, Latin America and Europe through an extensive international distributor network. Galenica's revenues for the fiscal year preceding the acquisition were approximately $3.0 million.

In February 1998 the Company entered into a medical products supply and distribution agreement with PSS World Medical, Inc. The agreement covers distribution to physicians' offices and other office-based healthcare providers throughout the United States and includes purchase requirements to retain exclusivity to certain Leisegang products.

In January 1998 the Company acquired OFC Corporation. OFC designs, manufactures and markets a broad range of optical components and systems which incorporate the latest advances in photonic technology and optical coating. OFC's revenues for the fiscal year preceding the acquisition were approximately $14.0 million. OFC's products include optical filters, optical lens coatings for medical devices, laser systems, infrared thermal imaging devices and optical analytical instruments. OFC's operations also include one of the world's largest and most technically advanced diamond point turning facilities which manufactures highly-sophisticated optical components and systems for industrial lasers and semiconductor instrumentation.

The Company's Medical Endoscope Products consist of a variety of endoscopes in support of minimally invasive procedures. Endoscopes are valuable in any medical procedure where video imaging can provide accurate diagnosis, improve surgical performance and reduce patient discomfort. For the three months ended June 30, 1998, the Company experienced reduced revenues in these products and subsequently suspended operations in this product line as more fully explained in the "Results of Operations" section below.

The Company's Scientific Detector and Spectroscopy Products include detectors and sensors which are used in various instruments in a wide range of markets including semiconductor processing, life sciences, food processing, bulk and specialty chemicals, petroleum refining, biotechnology, failure analysis and quality and process control. For the three months ended June 30, 1998, the company experienced reduced revenues in these products more fully explained in the "Results of Operations" section below.

As a result of reduced revenues from Medical Endoscope Products and Scientific Detector Products, the Company has adopted a reorganization plan more fully explained in the "Results of Operations" section below.

The Company's Fluorolase(R) fiberoptic-based optical amplifier products are targeted at applications for telecommunications as well as high-speed data and video transmission. The Company believes that the Fluorolase products, when sales are initiated, offer significant future growth opportunities.

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

RESULTS OF OPERATIONS
---------------------

Revenues for the three and nine months ended June 30, 1998, increased to $12.1 million and $32.5 million from $7.5 million and $25.9 million, respectively, from the comparable prior-year period. Current fiscal year revenues from acquisitions, particularly OFC, and revenues from new products have more than offset the loss of fiscal 1997 revenues from Xerox, as more fully discussed in the "Overview" section above.

Revenues for the three months ended June 30, 1998, of $12.1 million represent a modest improvement over revenues of $11.9 million for the three months ended March 31, 1998. This improvement was realized by increases from Leisegang's women's health products and OFC products, substantially offset by reduced revenues in the Company's Scientific Detector and Remote Spectroscopy Products and Medical Endoscope Products.

For the three months ended June 30, 1998, revenues for Scientific Detector and Remote Spectroscopy Products were adversely impacted by foreign shipment restrictions placed on certain microchannel plate products by the US Department of Defense. For the last four years these products were shipped to foreign customers under licenses granted by the US Department of Commerce. During the quarter, the Department of Defense restricted foreign shipments pending a jurisdictional ruling of licenses between these two departments. The jurisdictional ruling will decide whether any future licenses will be granted. The Company is aggressively working with these departments and its elected officials to keep jurisdiction with the Department of Commerce. As of the date of this report, no decision has been reached, and there can be no assurances that the outcome will be favorable to the Company. In addition, third quarter revenues were negatively impacted by reduced shipments of the Company's detector products to semiconductor capital equipment manufacturers who have significantly reduced orders in response to the Asian economic downturn.

For the three months ended June 30, 1998, revenues for Medical Endoscope Products where negatively impacted by the failure to complete a marketing relationship for a recently developed application-specific endoscope and reductions in orders for existing product as a result of lower than expected product requirements by the Company's marketing partners. As a result of the aforementioned reduced revenues from the Company's Scientific Detector and Remote Spectroscopy Products and the Medical Endoscope Products, the Company has adopted a reorganization plan to significantly reduce costs. The Company is reducing its labor force by approximately 85 employees, which will result in an annualized savings of approximately $3.6 million. This reduction is based principally at the Company's corporate headquarters in Sturbridge, MA, and involves employees that support Scientific Detector and Remote Spectroscopy Products, Medical Endoscope Products and various corporate administrative functions. The reduction in force will be completed in compliance with federal law, which requires that a 60-day notice be given to affected employees. The Company's fourth quarter results will include a charge for as much as $0.9 million in salary and related benefit expenses for employees who have received termination notices.

In addition, the Company can no longer continue to invest in its Medical Endoscope Products, and it has, therefore, suspended all investments for this business and will eliminate certain significant related activities. In connection with this action, during the fourth quarter the Company will record a charge of up to $3,700, or $0.46 per share, to reduce the carrying values of related equipment and inventories to fair market value.

Gross profit (as a percentage of revenues) for the three months ended June 30, 1998, of 30.7%, increased from 26.8% from the comparable prior-year period primarily due to the impact of product mix and improved operating efficiencies. Gross profit of 32.8% for the nine months ended June 30, 1998, decreased from 35.5% for the comparable prior-year period as revenues from acquisitions and revenues from new products are at gross margins lower than prior-year Xerox-related revenues.

Engineering expenses increased to $1.6 million and $4.6 million for the three and nine months ended June 30, 1998, respectively, from $1.4 million and $3.8 million in the comparable prior-year periods due to the inclusion of expenses from acquisitions and increased spending to support the development of the Company's products.

Selling and administrative expenses increased to $4.3 million and $10.0 million for the three and nine months ended June 30, 1998, respectively, from $2.4 million and $6.9 million in the comparable prior-year periods due to the inclusion of operating expenses and goodwill amortization from acquisitions and an increase in selling expenses in support of the PSS World Medical, Inc. supply and distribution agreement more fully described in the "Overview" section above.

Included in the operating results for the three months ended June 30, 1998, is a charge of approximately $1.0 million principally related to the potential uncollectibility of receivables from a significant medical endoscope customer that has recently experienced severe liquidity issues. Management is currently in negotiations with this customer in an attempt to resolve this issue. Although some or all of this receivable may be collectible in the future, management believes that the provision is appropriate under current circumstances.

Other income or expense principally relates to interest earned on investments or interest paid on bank borrowings.

For both the current and comparable prior-year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carryforwards. The provisions principally relate to foreign, state and franchise taxes.

FINANCIAL CONDITION
-------------------

In January 1998 the Company entered into a $12 million revolving credit facility with a bank. At June 30, 1998, $10.3 million was outstanding under this facility. The facility contains certain covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding payment of dividends.

Due to losses incurred in the quarter ended June 30, 1998, the Company is in violation of certain covenants under its bank loan, which gives the bank the right to accelerate the loan. The Company believes that it will obtain a waiver for this violation shortly and, in addition, restructure the loan agreement to accommodate the aforementioned reorganization plan. Until the Company receives this waiver, which will allow for the continued classification of the loan amount outstanding as long-term, the Company has reclassified the outstanding balance to short-term.

Giving effect to reclassifying the loan outstanding to short-term, the Company's working capital at June 30, 1998, of $1.5 million decreased from $16.3 million at September 30, 1997. The change in working capital was primarily the result of the aforementioned reclassification, the use of cash for acquisitions, the inclusion of acquired company balances and operating losses for the year to date. Assuming receipt of the anticipated bank waiver, working capital would have been $11.7 million.

Capital spending for the nine months ended June 30, 1998, amounted to $2.2 million. This compares with $2.9 million of capital expenditures for the comparable prior-year period. Capital spending for fiscal 1998 primarily relates to machinery and equipment to support the development of new products.

Cash flows used in operating activities amounted to $3.8 million for the nine-months ended June 30, 1998, as compared with cash flows provided by operating activities of $1.5 million in the comparable prior-year period. The Company anticipates that the changes contemplated by the reorganization plan will have a significant positive effect on cash flows. Additionally, the Company is having discussions with its lender about increasing its borrowing capacity under its revolving line of credit facility by $2 million. Management and its lender have discussed the terms and conditions associated with these changes in its lending arrangements, and it is expected that such terms will be finalized in an amendment to the existing arrangement shortly. Management believes that these initiatives and several others presently being explored will provide the Company with sufficient liquidity over the near term. If the Company is unsuccessful in obtaining the waiver and restructured loan agreement, the Company will need to secure alternative financing to support its planned operations.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                    During the three months ended June 30, 1998, the Company issued a total of 3,000 shares of common stock to 17 individuals in recognition of their superior performance as independent distributors of the Company's medical products. No separate consideration was paid by the recipients of the shares. The Company issued the shares without registration under the Securities Act of 1933 because the issue did not involve a sale of the shares. If the issue of shares were deemed to involve a sale, the exemption provided in Section 4(2) of the Act would be applicable based upon the number and nature of the recipients and the investment representations made by each of them.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits:

                27.      Financial Data Schedule (EDGAR filing only)

           b.   Reports on Form 8-K

                 1. On April 2, 1998, the Registrant filed on a Form 8-K/A an amendment for the acquisition of OFC Corporation including pro forma financial statements.

                 2. On August 5, 1998, the Registrant filed a Form 8-K for a Press Release dated July 23, 1998, regarding the Registrant's third quarter results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GALILEO CORPORATION


Dated:  August 14, 1998                /s/ William T. Hanley
                                       --------------------------------------
                                       William T. Hanley, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)


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

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS

Exhibit No.                                                            Page No.
-----------                                                            --------

    27                        Financial Data Schedule                   EDGAR
                                                                        Filing
                                                                         Only