Form 10-Q/A
period 1998-03-31
GALILEO CORP
filed 1998-10-30
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

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

                               GALILEO CORPORATION
                                      INDEX


                                                                        Page No.
     PART I.  Financial Information:                                    -------

Item 1. Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets at March 31, 1998,
     and September 30, 1997................................................ 3

     Consolidated Condensed Statements of Income for the Three
     and Six Months Ended March 31, 1998, and 1997......................... 4

     Consolidated Condensed Statements of Cash Flows for the
     Six Months ended March 31, 1998, and 1997............................. 5

     Notes to Consolidated Condensed Financial Statements.................. 6

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................... 9


     PART II. Other Information:


Item 2. Changes in Securities and Use of Proceeds......................... 13


Item 6. Exhibits and Reports on Form 8-K.................................. 13


     Signatures........................................................... 14

PART I.
ITEM 1.  FINANCIAL STATEMENTS


                               GALILEO CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                              Mar. 31, 1998   Sept. 30, 1997
                                                              -------------   --------------

ASSETS

Current assets:
  Cash and cash equivalents                                       $ 2,068         $ 9,546
  Accounts receivable, net                                          7,681           5,639
    Inventories, net                                               10,594           6,614
 Other current assets                                                 478             187
                                                                  -------         -------
  Total current assets                                             20,821          21,986
Property, plant and equipment, net                                 18,277          15,372
Excess of cost over the fair value of assets acquired, net         20,133           3,873
Other assets, net                                                   1,816           1,496
                                                                  -------         -------
Total assets                                                      $61,047         $42,727
                                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                        $ 6,512         $ 5,669
  Note payable                                                      1,223              --
                                                                  -------         -------
    Total current liabilities                                       7,735           5,669
Other liabilities                                                   1,357             956
Long-term debt                                                      8,800              --
                                                                  -------         -------
Total liabilities                                                  17,892           6,625
                                                                  -------         -------
Shareholders' equity:
  Common stock                                                         80              69
  Additional paid-in capital                                       52,000          42,951
  Accumulated deficit                                              (8,925)         (6,918)
                                                                  -------         -------
Total shareholders' equity                                         43,155          36,102
                                                                  -------         -------
Total liabilities and shareholders' equity                        $61,047         $42,727
                                                                  =======         =======








See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)


                                             For the Three Months Ended          For the Six Months
                                                       March 31,                   Ended March 31,
                                                1998             1997            1998             1997
                                              --------         --------         --------         --------

Net sales                                     $ 11,473         $  8,721         $ 20,040         $ 18,432
Cost of sales                                    7,501            5,798           13,273           11,234
                                              --------         --------         --------         --------
Gross profit                                     3,972            2,923            6,767            7,198

Engineering expenses                             1,575            1,379            2,966            2,562
Selling and administrative expenses              3,199            2,273            5,765            4,434
Reduction in carrying value of certain
  long-lived assets                                 --               --               --            2,226
Reorganization costs                                --            6,872               --            6,872
                                              --------         --------         --------         --------
                                                 4,774           10,524            8,731           16,094
                                              --------         --------         --------         --------
Operating loss before other income
  (expense) and income taxes                      (802)          (7,601)          (1,964)          (8,896)
Other income (expense)                            (121)             243              (63)             493
                                              --------         --------         --------         --------
Loss before income taxes                          (923)          (7,358)          (2,027)          (8,403)
Provision (benefit) for income taxes               (27)              20              (20)             141
                                              --------         --------         --------         --------
Net loss                                      $   (896)        $ (7,378)        $ (2,007)        $ (8,544)
                                              ========         ========         ========         ========
Basic and diluted loss per share              $  (0.12)        $  (1.08)        $  (0.28)        $  (1.25)

Weighted average shares outstanding              7,621            6,847            7,248            6,842






See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                     For the Six Months Ended
                                                                             March 31,
                                                                       1998            1997
                                                                     --------         -------

Cash flows from operating activities:
Net loss                                                             $ (2,007)        $(8,544)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                      1,142           1,685
     Reduction in carrying value of certain long-lived assets              --           2,226
     Reorganization provision                                              --           6,451
     Other adjustments, net                                                 8              --
Increase (Decrease) in cash from changes in operating assets and liabilities:
     Accounts receivable                                                1,306           1,741
     Inventories                                                         (778)           (802)
     Accounts payable and accrued liabilities                          (1,597)           (190)
     Other changes, net                                                   173            (243)
                                                                     --------         -------
       Total adjustments                                                  254          10,868
                                                                     --------         -------
Net cash provided (used) by operating activities                       (1,753)          2,324
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                     (10,627)         (5,500)
  Capital expenditures                                                 (1,682)         (2,130)
                                                                     --------         -------
       Net cash used in investing activities                          (12,309)         (7,630)

Cash flows from financing activities:
   Proceeds from long-term note payable                                 8,800              --
   Payments on notes payable                                           (2,294)           (542)
   Proceeds from issuance of common stock                                  51             102
   Other financing activities, net                                         27             (21)
                                                                     --------         -------
       Net cash provided (used) by financing activities                 6,584            (461)
                                                                     --------         -------
Net decrease in cash and cash equivalents                              (7,478)         (5,767)

Cash and cash equivalents at beginning of period                        9,546          18,652
                                                                     --------         -------

Cash and cash equivalents at end of period                           $  2,068         $12,885
                                                                     ========         =======
Supplemental disclosure of cash paid for:
  Acquisition of businesses
     Fair value of assets acquired                                   $ 28,037         $ 5,500
     Gross cash paid                                                   11,340           5,500
     Value of common stock issued for acquisition                       8,982              --
                                                                     --------         -------
         Liabilities assumed                                         $  7,715         $    --
                                                                     ========         =======


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

2.   Classification of inventories is:

                                        March 31, 1998       September 30, 1997

     Finished goods                         $ 5,198               $2,755
     Work-in-progress                         1,930                  660
     Raw materials                            3,466                3,199
                                            -------               ------
                                            $10,594               $6,614


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

RESULTS OF OPERATIONS

Revenues for the three and six months ended March 31, 1998, increased to $11.5 million and $20.0 million from $8.7 million and $18.4 million, respectively, from the comparable prior-year period. Current fiscal year revenues from acquisitions, particularly OFC, and revenues from new products have more than offset the loss of fiscal 1997 revenues from Xerox, as more fully discussed in the "Overview" section above.

Gross profit (as a percentage of revenues) for the three months ended March 31, 1998, of 34.6%, increased from 33.5% from the comparable prior-year period primarily due to the impact of product mix and improved operating efficiencies. Gross profit of 33.8% for the six months ended March 31, 1998, decreased from 39% for the comparable prior-year period as revenues from acquisitions and revenues from new products are at gross margins lower than prior-year Xerox-related revenues.

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

FINANCIAL CONDITION

The Company's working capital at March 31, 1998, of $13.1 million decreased from $16.3 million at September 30, 1997. The change in working capital was primarily the result of the use of cash for acquisitions, the inclusion of acquired company balances and operating losses for the year to date.

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





                                        GALILEO CORPORATION



Dated: October 29, 1998                 /s/ William T. Hanley
                                        ----------------------------------------
                                        William T. Hanley, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)


                                        /s/ William T. Hanley
                                        ----------------------------------------
                                        William T. Hanley, Acting Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS


Exhibit No.                                                        Page No.
----------                                                         -------

     4       BankBoston, N.A. To Galileo Corporation Loan      Previously Filed
             Agreement Dated as of January 27, 1998.

     27      Financial Data Schedule                                 EDGAR
                                                                     Filing
                                                                      Only