Form 10-Q/A
period 1998-06-30
GALILEO CORP
filed 1998-10-30
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - Q/A


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

                               GALILEO CORPORATION
                                      INDEX

                                                                        Page No.
   PART I.  Financial Information:                                      -------


Item 1. Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets at June 30, 1998,
     and September 30, 1997 .............................................   3

     Consolidated Condensed Statements of Income for the Three
     and Nine Months Ended June 30, 1998, and 1997 ......................   4

     Consolidated Condensed Statements of Cash Flows for the
     Nine Months ended June 30, 1998, and 1997 ..........................   5

     Notes to Consolidated Condensed Financial Statements ...............   6

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................   8


   PART II.  Other Information:


Item 6. Exhibits and Reports on Form 8-K ................................  13


   Signatures ...........................................................  14

PART I.
ITEM 1.  FINANCIAL STATEMENTS


                               GALILEO CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                               June 30, 1998   Sept. 30, 1997
                                                               -------------   --------------

ASSETS

Current assets:
  Cash and cash equivalents                                       $  1,146         $ 9,546
  Accounts receivable, net                                           7,968           5,639
  Inventories, net                                                  11,473           6,614
  Other current assets                                                 302             187
                                                                  --------         -------
  Total current assets                                              20,889          21,986
Property, plant and equipment, net                                  17,950          15,372
Excess of cost over the fair value of assets acquired, net          20,051           3,873
Other assets, net                                                    1,758           1,496
                                                                  --------         -------
Total assets                                                      $ 60,648         $42,727
                                                                  ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                        $  7,930         $ 5,669
  Note payable                                                       1,298              --
  Short-term debt (See note 5)                                      10,300              --
                                                                  --------         -------
   Total current liabilities                                        19,528           5,669
Other liabilities                                                    1,148             956
                                                                  --------         -------
Total liabilities                                                   20,676           6,625
Shareholders' equity:
  Common stock                                                          80              69
  Additional paid-in capital                                        52,075          42,951
  Accumulated deficit                                              (12,183)         (6,918)
                                                                  --------         -------
Total shareholders' equity                                          39,972          36,102
                                                                  --------         -------
Total liabilities and shareholders' equity                        $ 60,648         $42,727
                                                                  ========         =======




See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)


                                              For the Three Months Ended        For the Nine Months Ended
                                                       June 30,                          June 30,
                                                1998             1997             1998             1997
                                              --------         --------         --------         --------

Net Sales                                     $ 12,500         $  7,516         $ 32,540         $ 25,948
Cost of sales                                    8,586            5,499           21,859           16,733
                                              --------         --------         --------         --------

Gross profit                                     3,914            2,017           10,681            9,215


Engineering expenses                             1,644            1,361            4,610            3,844

Selling and administrative expenses              4,410            2,355           10,175            6,868

Provision for potential uncollectible
    receivables  (See note 3)                      984               --              984               --

Reduction in carrying value of certain
    long-lived assets                               --               --               --            2,226

Reorganization costs                                --               --               --            6,872

                                              --------         --------         --------         --------

                                                 7,038            3,716           15,769           19,810

                                              --------         --------         --------         --------
Operating loss before other income
    (expense) and income taxes                  (3,124)          (1,699)          (5,088)         (10,595)

Other income (expense)                            (179)             198             (241)             691

                                              --------         --------         --------         --------

Loss before income taxes                        (3,303)          (1,501)          (5,329)          (9,904)

Provision (benefit) for income taxes               (44)              12              (64)             153

                                              --------         --------         --------         --------

Net loss                                      $ (3,259)        $ (1,513)        $ (5,265)        $(10,057)
                                              --------         --------         --------         --------

Basic and diluted loss per share              $  (0.41)        $  (0.22)        $  (0.70)        $  (1.47)

Weighted average shares outstanding              8,042            6,854            7,509            6,846






See Notes to Consolidated Condensed Financial Statements

                               GALILEO CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                     For the Nine Months Ended
                                                                              June 30,
                                                                       1998             1997
                                                                     --------         --------

Cash flows from operating activities:                                $ (5,265)        $(10,057)
Net loss
Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
     Depreciation and amortization                                      2,230            2,363
     Provision for potential uncollectible receivables                    984               --
     Reduction in carrying value of certain long-lived assets              --            2,226
     Reorganization provision                                              --            6,451
     Other adjustments, net                                                 8               --
Increase (Decrease) in cash from changes in operating
  assets and liabilities:
     Accounts receivable                                                   35            1,284
     Inventories                                                       (1,659)          (1,012)
     Accounts payable and accrued liabilities                            (224)             495
     Other changes, net                                                    36             (211)
                                                                     --------         --------
       Total adjustments                                                1,410           11,596
                                                                     --------         --------
Net cash provided (used) by operating activities                       (3,855)           1,539
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                     (10,562)          (5,500)
  Capital expenditures                                                 (2,227)          (2,854)
                                                                     --------         --------
Net cash used in investing activities                                 (12,789)          (8,354)

Cash flows from financing activities:
   Proceeds from short-term debt                                       10,300               --
   Payments on notes payable                                           (2,219)            (542)
   Proceeds from issuance of common stock                                 178              145
   Other financing activities, net                                        (15)             (32)
                                                                     --------         --------
Net cash provided by financing activities                               8,244             (429)
                                                                     --------         --------
Net decrease in cash and cash equivalents                              (8,400)          (7,244)

Cash and cash equivalents at beginning of period                        9,546           18,652
                                                                     --------         --------

Cash and cash equivalents at end of period                           $  1,146         $ 11,408
                                                                     ========         ========
Supplemental disclosure of cash paid for
  acquisition of businesses
     Fair value of assets acquired                                   $ 27,970         $  5,500
     Gross cash paid                                                   11,275            5,500
     Value of common stock issued for acquisition                       8,982               --
                                                                     ========         ========
         Liabilities assumed                                         $  7,713         $     --
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

RESULTS OF OPERATIONS

Revenues for the three and nine months ended June 30, 1998, increased to $12.5 million and $32.5 million from $7.5 million and $25.9 million, respectively, from the comparable prior-year period. Current fiscal year revenues from acquisitions, particularly OFC, and revenues from new products have more than offset the loss of fiscal 1997 revenues from Xerox, as more fully discussed in the "Overview" section above.

Revenues for the three months ended June 30, 1998, of $12.5 million represent a modest improvement over revenues of $11.9 million for the three months ended March 31, 1998. This improvement was realized by increases from Leisegang's women's health products and OFC products, substantially offset by reduced revenues in the Company's Scientific Detector and Remote Spectroscopy Products and Medical Endoscope Products.

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

Gross profit (as a percentage of revenues) for the three months ended June 30, 1998, of 31.3%, increased from 26.8% from the comparable prior-year period primarily due to the impact of product mix and improved operating efficiencies. Gross profit of 32.8% for the nine months ended June 30, 1998, decreased from 35.5% for the comparable prior-year period as revenues from acquisitions and revenues from new products are at gross margins lower than prior-year Xerox-related revenues.

Engineering expenses increased to $1.6 million and $4.6 million for the three and nine months ended June 30, 1998, respectively, from $1.4 million and $3.8 million in the comparable prior-year periods due to the inclusion of expenses from acquisitions and increased spending to support the development of the Company's products.

Selling and administrative expenses increased to $4.4 million and $10.2 million for the three and nine months ended June 30, 1998, respectively, from $2.4 million and $6.9 million in the comparable prior-year periods due to the inclusion of operating expenses and goodwill amortization from acquisitions and an increase in selling expenses in support of the PSS World Medical, Inc. supply and distribution agreement more fully described in the "Overview" section above.

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

Giving effect to reclassifying the loan outstanding to short-term, the Company's working capital at June 30, 1998, of $1.4 million decreased from $16.3 million at September 30, 1997. The change in working capital was primarily the result of the aforementioned reclassification, the use of cash for acquisitions, the inclusion of acquired company balances and operating losses for the year to date. Assuming receipt of the anticipated bank waiver, working capital would have been $11.7 million.

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



                                   GALILEO CORPORATION


Dated: October 29,  1998           /s/ William T. Hanley
                                   ------------------------------------------
                                   William T. Hanley, President and
                                   Chief Executive Officer (Principal
                                   Executive Officer)


                                   /s/ William T. Hanley
                                   ------------------------------------------
                                   William T. Hanley, Acting Chief
                                   Financial Officer (Principal Financial
                                   and Accounting Officer)

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS



Exhibit No.                                                        Page No.
----------                                                         --------

   27                         Financial Data Schedule                EDGAR
                                                                    Filing
                                                                     Only