Form 10-K405
period 1998-09-30
GALILEO CORP
filed 1998-12-29
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1998    Commission File Number: 0-11309

                               GALILEO CORPORATION
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                  04-2526583
(State of Incorporation)                       (IRS Employer Identification No.)

GALILEO PARK, P.O. BOX 550, STURBRIDGE, MASSACHUSETTS 01566
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:  (508) 347-9191

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 30, 1998, 8,052,786 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $25.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's proxy statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.


                  The Index to Exhibits is located on Page 40.

                                     PART I


Item 1. BUSINESS


                  Galileo Corporation (the "Company" or "Galileo") along with its wholly-owned subsidiary, Optical Filter Corporation ("OFC"), develops, manufactures and markets a variety of fiberoptic and electro-optic products that transmit, sense or intensify light or images. The Company's core competency in glass sciences is fundamental to developing and manufacturing its products. The Company's products include medical, scientific, optical components and systems and office product applications. Leisegang Medical, Inc. ("Leisegang Medical"), a wholly-owned subsidiary, develops, manufactures, and markets women's health-related medical products. The Company's current operations are primarily in the United States but include operating subsidiaries in Canada and Germany.


         PRODUCTS

                  The Company operates in a single industry segment and designs and produces products for medical, scientific detector and spectroscopy and optical components and systems.


                  MEDICAL PRODUCTS

                  Currently, the Company's Medical Products consist primarily of women's health-related products and formerly Endoscopic Imaging devices. Sales of Medical Products, including Endoscopic Imaging devices, which products were discontinued during fiscal 1998 (see additional discussion below), accounted for 43%, 41% and 18% of the Company's net sales for fiscal years 1998, 1997 and 1996, respectively.

                  Women's Health-Related Products

                  Through Leisegang Medical, a wholly-owned subsidiary, the Company develops, manufactures and distributes women's health-related medical products including colposcopes, ultrasound devices, rigid and flexible hysteroscopes, fetal monitors, endoscopes and a variety of surgical and diagnostic instruments.

                  In February 1998, the Company acquired Les Entreprises Galenica, Inc. ("Galenica"). Galenica was a privately held company that manufactures and markets a broad line of disposable, single-use vaginal specula, a frequently used diagnostic instrument used by OB/GYN physicians, clinics and hospitals.

                  In February 1998, the Company entered into a medical product supply and distribution agreement with PSS World Medical, Inc. ("PSSI"). The agreement covers distribution to physicians' offices and other office-based healthcare providers throughout the United States and includes purchase requirements to retain exclusivity to certain Leisegang Medical products.

                  In October 1997, the Company acquired Leisegang
         Feinmechanik-Optik GmbH & Co., KG ("Leisegang GmbH"). Leisegang GmbH was a privately held manufacturer and worldwide distributor of colposcopes and accessories and is the supplier of colposcopes to Leisegang Medical.

         In March 1997, the Company acquired the Sani-Spec(R) product line from C.R. Bard, Inc. This product line includes Sani-Spec single-use vaginal specula, Sani-Scope(TM) anoscopes, Spec Light(TM) speculum lights and Pap Smear Kits used by OB/GYN physicians, clinics and hospitals.

                  Endoscopic Imaging Devices

                  The Company's Medical Products business designed, developed and marketed application-specific, minimally invasive endoscopic imaging products used in any medical procedure where enhanced optical imaging can provide accurate diagnosis, improve surgical performance and increase patient comfort via smaller diameter scopes. The Company exited this business during the fourth quarter of fiscal 1998.


                  SCIENTIFIC DETECTOR AND SPECTROSCOPY PRODUCTS

                  Sales of Scientific Detector and Spectroscopy Products accounted for 29%, 59% and 82% of the Company's net sales for fiscal years 1998, 1997 and 1996, respectively. The principal products within Scientific Detector and Spectroscopy Products include single channel detectors, microchannel plates, detector assemblies and systems, spectroscopy products and office products. See Management's Discussion and Analysis of Financial Condition and Results of Operations for factors affecting the Scientific Detector and Spectroscopy Products business.

                  Single Channel Detectors

                  Single Channel Detectors are small glass tubes manufactured with semi-conducting inner surfaces that emit electrons. This emission process is repeated many times along the length of the tube in a multiplying sequence, whereby one electron entering at one end of the tube generates a pulse containing millions of electrons at the other end of the tube. This pulse can be measured as it emerges from the tube. The primary application of this product is as the detecting element in a mass spectrometer. Mass spectrometers identify the atoms of unknown elements by determining atomic mass through the measurement of velocity or path of movement of subatomic particles. They are used in the biotechnology and pharmaceutical industries and in drug screening applications.

                  The Company's Channeltron(R) and Spiraltron(TM) Single Channel Detectors have replaced the complex multi-electrode structure of older detectors and require only a single two-terminal power supply. The simplicity of the Company's Detectors, their mechanical ruggedness and their resistance to contamination in service have led to their adoption as the preferred detector in mass spectrometers, ultraviolet spectrometers and in a growing range of surface-scanning instruments. All major mass spectrometer manufacturers use the Company's detectors and, in some cases, the Company is the single source.

                  Microchannel Plates

                  Microchannel Plates ("MCPs") are multi-channel electron multipliers. The initial manufacturing process of MCPs consists of producing a small wafer-thin fused fiberoptic disc. These discs are then further processed by etching out the core of each fiber to produce hollow channels, the surfaces of which are semi-conducting. Each channel serves as a microscopic single channel electron multiplier, multiplying the electrons that enter the channel in order to intensify faint electron images.

                  The Company manufactures an improved, long-life MCP with enhanced gain stability, resulting in improved brightness and a significantly longer life expectancy than other MCPs available in the marketplace.

                  Detector Assemblies and Systems

                  Detector Assemblies and Systems consist of multi-channel electron multipliers combined with fiberoptic, mechanical and electronic components. These value-added devices are used as ion, X-ray or particle detectors in scientific instrumentation. The Company provides these detector assemblies primarily to the major manufacturers of analytical instrumentation and to the research community.

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

                  The Company's IR Link(R) Single and Multi-Channel Systems are a family of integrated sensors and accessories used to monitor process quality and reduce costs by moving analyses from the laboratory directly to the production line. Multi-Channel Systems allow up to seven sensing points to be monitored using a single analytical instrument. The Company's fixed-mount and hand-held diffuse reflectance systems analyze samples of raw materials such as powders, slurries and textiles. These portable systems provide immediate analyses enabling customers to make timely adjustments to reduce costs, improve quality and raise productivity and yields. The Company's Lightguides supply illumination to remote areas through the use of flexible fiberoptics. Lightguides, when used in tandem or with other detectors, are also used as sensors to detect signals, position, dimensions, images and many other physical phenomena.

                  Office Products

                  Office Products are used in a variety of applications to improve the reliability and performance of high-volume, high-speed copiers and ion deposition printers. The Company's highest volume office product is the dicorotron. The dicorotron, which utilizes the Company's proprietary glass-coated wire technology, generates ions that a copier's photoreceptors use during the image transfer process.

                  In February 1997, the Company received written notification from its then largest customer, Xerox Corporation ("Xerox"), that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. Sales to Xerox accounted for approximately 0%, 19% and 48% of revenues for the fiscal years ended 1998, 1997 and 1996, respectively. The Company completed final shipments to Xerox during the second quarter of fiscal 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

                  OPTICAL COMPONENTS AND SYSTEMS PRODUCTS

                  OFC, acquired in January 1998, designs, manufactures and markets a broad range of optical components and systems that incorporate recent advances in photonic technology and optical coating. OFC's revenues for the period ending September 30, 1998 accounted for approximately 28% of the Company's net sales. OFC's products include optical filters, optical lens coatings for medical devices, laser systems, infrared thermal imaging devices and optical analytical instruments. OFC's operations also include one of the world's largest and most technically advanced diamond point turning facilities which manufactures highly sophisticated optical components and systems for industrial lasers and semiconductor instrumentation.

                  TELECOMMUNICATION PRODUCTS

                  During fiscal 1998 and 1997, the Company developed and proved the technical feasibility of its line of optical amplification products based on fluoride fiber technology but determined that commercial success and sustained profitability would probably not be realized in the near future without significant further investments. Consequently, in October 1998, the Company decided to explore several options for this business including partnering with another company in this field, selling or exiting the business.

         RESEARCH AND NEW PRODUCT DEVELOPMENT

                  The Company's scientists and engineers conduct research and development in glass, fiberoptic and electro-optic technologies to develop new products and to enhance and expand applications for existing products. The Company's expenditures for research and development were approximately $5,239,000, $4,727,000, and $3,220,000 in fiscal years 1998, 1997 and 1996, respectively.

         MARKETING

                  The Company markets its products to original equipment manufacturers, through marketing partners, distributors and direct to end-users. The Company has its own sales and marketing personnel, and Leisegang Medical also uses manufacturers' representatives.

         CUSTOMERS

                  Export sales to foreign customers, principally in Europe and North America, amounted to approximately $9,901,000, $5,355,000 and $8,716,000 in fiscal years 1998, 1997 and 1996, respectively. Sales to Xerox were 19% and 48% of net sales in fiscal years 1997 and 1996, respectively. Xerox no longer purchases products from the Company as discussed above.

         RAW MATERIALS AND SUPPLIES

                  The principal raw materials and supplies used by the Company in the manufacture of its products include glass tubing and core bars, glass substrates, chemicals for glass manufacture, plastic resins and purchased parts for assemblies and instruments. The Company has not experienced any shortages in the past and does not anticipate any future shortages or unavailability of these items. Most raw materials are available from alternative sources.

         PATENTS

                  Although the Company possesses many patents that relate to its technology, it does not believe that the protection offered by these patents is of material importance to the success of its business. The Company believes that its success depends primarily on its development, manufacturing and marketing skills.

         BACKLOG

                  At September 30, 1998 and 1997, the sales backlog was $12,930,000 and $5,495,000, respectively. Backlog is scheduled for shipment during the following fiscal year.

         COMPETITION

                  The Company's competitive position depends primarily upon the technological development of its products, as well as service, quality and price. Some of the Company's competitors are major corporations or divisions of major corporations, which have greater financial resources than the Company.

         EMPLOYEES

                  As of September 30, 1998, the Company had 431 full-time employees, none of whom is a party to a collective bargaining agreement with the Company. Of these employees, 131 were employed at the Company's facilities in Sturbridge, Massachusetts (reduced to 72 during the first quarter of fiscal 1999), 119 were employed at OFC in Natick, Massachusetts and in Keene, New Hampshire, 90 at Galenica near Montreal, Canada, 47 at Leisegang GmbH in Berlin, Germany and 44 at Leisegang Medical, in Boca Raton, Florida. The Company believes that it has good relations with its employees.


Item 2. PROPERTIES

                  The Company's corporate headquarters and certain manufacturing facilities are located in Sturbridge, Massachusetts, where the Company owns three buildings, with a total of 197,000 square feet on a 56-acre tract. The land and buildings, among other assets, secure the Company's revolving credit facility.

                  OFC, a wholly-owned subsidiary, has sales, marketing, administrative and manufacturing facilities in Natick, Massachusetts and additional manufacturing facilities in Keene, New Hampshire. OFC leases approximately 55,000 square feet of space including approximately 25,000 square feet from a related party.

                  Galenica is a wholly-owned subsidiary located near Montreal, Canada where the Company owns a facility where it manufactures a majority of the products produced by this subsidiary and it also leases approximately 6,000 square feet of space from a related party for sales, marketing and certain manufacturing.

                  Leisegang GmbH, a wholly-owned subsidiary, is located in Berlin, Germany, and leases approximately 23,000 square feet of space for sales, marketing, administration and manufacturing.

                  Leisegang Medical, a wholly-owned subsidiary, is located in Boca Raton, Florida, where it leases approximately 11,500 square feet of space used for sales, service and marketing and administration.

Item 3. LEGAL PROCEEDINGS

                  There are four class action lawsuits against the Company and certain of its officers alleging violations of the federal securities laws. The Company has received an extension for an indefinite period to respond to complaints pending consolidation of the four cases and selection of a lead plaintiff. The Company will vigorously defend these lawsuits and believes they are without merit.

                  There are no other material pending legal proceedings to which the Company is a party to or to which any of its property is subject.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the 1998 fiscal year.

         EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table indicates the names and ages of all executive officers of the Company and the offices held by each:

                      Name                 Age                       Officer
                      ----                 ---                       -------
                W. Kip Speyer              50         President and Chief Executive Officer
                                                      and Director

                Stephen P. Todd            33         Interim Chief Financial Officer

                Josef W. Rokus             56         Vice President, Corporate Development
                                                      and Corporate Secretary

                  Each officer, except for Mr. Todd, serves for a term extending until the meeting of directors following the next annual meeting of shareholders and until a successor is elected and qualified or until earlier resignation or removal. Mr. Todd serves the Company through a consulting agreement with Argus Management Corporation that is terminable by Argus Management Corporation or the Company at any time.

                  Mr. Speyer joined the Company in 1996 as a result of the Company's acquisition of Leisegang Medical where he had been President since 1986. He joined the Board of Directors in November 1998 and was appointed President and CEO in December 1998. His prior experience includes 25 years in senior management and chief executive officer positions. Mr. Speyer is a graduate of Northeastern University and holds a B.S. degree in Business Administration.

                  Mr. Todd, a consultant with Argus Management Corporation, joined the Company on an interim basis in 1998. He has served as a financial consultant since 1995. From 1994 to 1995, Mr. Todd served as controller of PerSeptive BioSystems, Inc., a manufacturer of equipment for the life sciences industry. From 1991 to 1993, Mr. Todd served as finance manager of Damon Corporation, a medical laboratory business. Mr. Todd holds a B.S. degree in Accounting from Bentley College and is a Certified Public Accountant in Massachusetts.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                  The Company's Common Stock is listed on the Nasdaq Stock Market under the symbol GAEO. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by Nasdaq.

                         Fiscal 1997             Low           High
                         -----------             ---           ----
                           1st Quarter         $21.000       $27.750
                           2nd Quarter           6.000        26.500
                           3rd Quarter           4.500         7.750
                           4th Quarter           5.500        15.250

                         Fiscal 1998             Low           High
                         -----------             ---           ----
                           1st Quarter         $ 8.750       $14.750
                           2nd Quarter           9.750        17.500
                           3rd Quarter          11.125        16.500
                           4th Quarter           2.063        13.125

                  The Company had 479 shareholders of record as of September 30, 1998.

                  The Company has not paid dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future. In fact, the Company has a retained earnings deficit, and future earnings are expected to be retained for use in its businesses.



Item 6. SELECTED FINANCIAL DATA

                                                                           Years ended September 30,
(Dollars in thousands, except per share data)              1998          1997          1996         1995         1994
----------------------------------------------------------------------------------------------------------------------
Net sales                                               $ 44,306      $ 34,117      $ 42,634     $ 40,753     $ 35,937
Operating profit (loss)                                  (11,977)      (11,856)        5,212        1,176       (1,596)
Other income (expense), net                                 (362)          835           404          305          213
                                                        --------------------------------------------------------------
Income (loss) before income taxes and extraordinary
 gain                                                    (12,339)      (11,021)        5,616        1,481       (1,383)
Provision for income taxes                                   288           163            89           82           69
Extraordinary gain (net of taxes)                             --            --           158           --           --
                                                        --------------------------------------------------------------
Net income (loss)                                       $(12,627)     $(11,184)     $  5,685     $  1,399     $ (1,452)
======================================================================================================================

                                                                             Years ended September 30,
(Dollars in thousands, except per share data)                 1998          1997         1996       1995        1994
---------------------------------------------------------------------------------------------------------------------
Earnings per share:
Numerator - Net income (loss)                               $(12,627)     $(11,184)     $5,685     $1,399     $(1,452)
                                                            ---------------------------------------------------------
Denominator - Weighted average shares:
  Basic                                                        7,646         6,851       6,795      6,748       6,744
  Assuming dilution                                            7,646         6,851       6,952      6,778       6,744
=====================================================================================================================
Net income (loss) per common share - basic:
  Before extraordinary gain                                 $  (1.65)     $  (1.63)     $  .81     $  .21     $  (.22)
  Extraordinary gain (net of taxes)                               --            --         .02         --          --
                                                            ---------------------------------------------------------
Net income (loss) - basic                                   $  (1.65)     $  (1.63)     $  .83     $  .21     $  (.22)
                                                            =========================================================
Net income (loss) per common share - assuming dilution:
    Before extraordinary gain                               $  (1.65)     $  (1.63)     $  .80     $  .21     $  (.22)
    Extraordinary gain (net of taxes)                             --            --         .02         --          --
                                                            ---------------------------------------------------------
Net income (loss) - assuming dilution                       $  (1.65)     $  (1.63)     $  .82     $  .21     $  (.22)
=====================================================================================================================


                                                            As of September 30,
                                         1998          1997         1996         1995         1994
----------------------------------------------------------------------------------------------------
Working capital (deficit)              $ (3,405)     $ 16,317     $ 26,462     $ 20,312     $ 16,856
Property, plant and equipment, net       16,128        15,372       19,228       19,891       21,755
Total assets                             55,654        42,727       53,064       48,173       46,519
Long-term obligations                     1,008            86          132          716          653
Shareholders' equity                     32,659        36,102       47,028       40,934       39,486

Notes: Results for years prior to fiscal 1997 have been restated to reflect the acquisition in fiscal year 1996 of Leisegang Medical, Inc., accounted for as a pooling of interests.

         Earnings per share amounts prior to fiscal 1998 have been restated to comply with Statement of Financial Accountings Standards No. 128, Earnings Per Share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1998 Compared to Fiscal Year 1997

Revenues for fiscal 1998 of $44.3 million increased $10.2 million, or 30%, from revenues of $34.1 million in fiscal 1997. Current fiscal year revenues from acquisitions, particularly OFC, have more than offset the loss of fiscal 1997 revenues from Xerox.

For the year ended September 30, 1998, revenues for Scientific Detector and Spectroscopy Products were adversely impacted by foreign shipment restrictions placed on certain microchannel plate products by the U.S. Department of Defense. For the last four years, these products were shipped to foreign customers under licenses granted by the U.S. Department of Commerce. During the third quarter ended June 30, 1998, the Department of Defense restricted foreign shipments pending a jurisdictional ruling of licenses between these two departments. The jurisdictional ruling will decide whether any future licenses will be granted. The Company has been working aggressively with these departments and with its elected officials to resolve this inter-departmental dispute with some success; however, the Company lost sales revenue in the last half of fiscal 1998 as some of its international customers started sourcing their requirements from the Company's competitors. In addition, fiscal 1998 revenues were negatively impacted by reduced shipments of the Company's detector products to semiconductor capital equipment manufacturers who had significantly reduced orders in response to the Asian economic downturn.

Revenues for Medical Endoscope Products for fiscal 1998 of $2.7 million were negatively impacted by the failure to complete a marketing relationship for an application-specific endoscope and lower than expected product requirements by the Company's marketing partners. As a result, during the fourth quarter of fiscal 1998, the Company terminated its Medical Endoscope Products business.

Gross profit (as a percentage of revenues) for the year ended September 30, 1998, of 26% decreased from 35% for fiscal 1997. This decline was due primarily to the impact of the reduction in the carrying costs of inventories to fair market value ($2.9 million) and the loss of higher margin Xerox-related revenues replaced by lower gross margins from acquired businesses.

Engineering expenses increased to $5.8 million in fiscal 1998 from $5.3 million in fiscal 1997 due to the inclusion of expenses from acquisitions and continued funding of the Company's now terminated investments in the Medical Endoscope and Telecommunication Products businesses.

Selling and administrative expenses increased from $9.2 million in fiscal 1997 to $15.4 million in fiscal 1998 due to the inclusion of operating expenses and goodwill amortization from acquisitions and an increase in selling expenses in support of certain supply and distribution agreements. In addition to selling and administrative expenses, the Company incurred one-time charges for costs during fiscal 1998 to reduce the carrying value of certain equipment to estimated fair market value ($1.5 million).

Included in operating results for the year ended September 30, 1998, is a charge of $0.6 million related to the potential uncollectibility of receivables (net of recoveries) from a medical endoscope customer that has experienced severe liquidity issues. Management is currently in negotiations with this customer to resolve this issue. Although some or all of this receivable may be collectible in the future, management believes that the provision is appropriate under current circumstances.

Interest expense amounted to $0.5 million during fiscal 1998 compared with interest income of $0.7 million during fiscal 1997 due to the liquidation of short-term investments held during fiscal 1997 and borrowings under the Company's revolving line of credit with a bank during fiscal 1998 as discussed below.

For both the current and comparable prior year periods, the Company's effective tax rate differs from the statutory rate primarily due to the unrecognized benefit of available tax loss carryforwards. The current year provision relates principally to foreign, state and franchise taxes.

The Company realized a net loss of $12.6 million, or a loss of $1.65 per share in fiscal 1998, versus a net loss of $11.2 million, or $1.63 per share, in fiscal 1997. The benefit of increased revenues from acquisitions was offset by lower product margins and the aforementioned nonrecurring charges.



Fiscal Year 1997 Compared to Fiscal Year 1996

Sales for fiscal 1997 of $34.1 million decreased $8.5 million, or 20%, from sales of $42.6 million in fiscal 1996. Reduced revenues resulted primarily from the loss of the Company's Xerox business. Sales to this customer were $20.4 million in fiscal 1996 and declined to $6.3 million in fiscal 1997. The Company completed final shipments to this customer during its second fiscal quarter of 1997.

Excluding activity with this customer, sales for fiscal 1997 of $27.8 million increased 25% from fiscal 1996 revenues of $22.3 million. This increase was primarily from higher revenues in the Company's Medical Products business.

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

Selling and administrative expenses in fiscal 1997 declined from fiscal 1996 by $0.5 million due to cost reduction efforts.

As a result of the loss of the Xerox business, the Company announced a reorganization plan during fiscal 1997. In connection with this plan, the Company recorded a nonrecurring charge of $6.9 million, or $1.01 per share, in the three months ended March 31, 1997. In addition, in the first quarter of fiscal 1997, the Company recorded a $2.2 million, or $0.32 per share, nonrecurring charge to reduce the value of certain robotic assembly equipment used in its Medical Products business to its estimated fair market value.

During fiscal 1997 the Company realized a net loss of $11.2 million, or a loss of $1.63 per share, versus net income of $5.7 million, or $0.82 per share, in fiscal 1996 resulting primarily from lower revenues and the aforementioned one-time charges.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

During 1997 and continuing into 1998, the Company experienced a number of developments which have had a materially adverse effect on the results of operations. The Company has incurred recurring operating losses, has a working capital deficiency and is in violation of certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion.

On December 22, 1998, the Company announced the signing of an agreement with an investment entity formed by the principals of Andlinger & Company, Inc. under which that entity has agreed to purchase for $6.0 million in a private transaction 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilution adjustment. Consummation of the transaction is subject to a number of conditions, including obtaining waivers and amendments under the Company's bank loan agreement and the issuance of a waiver by The Nasdaq Stock Market of the requirement for shareholder approval of the transaction.

Subsequent to September 30, 1998, the Company decided to sell certain assets deemed to be non-strategic to its on-going business operations, including assets associated with the Company's Medical Endoscope and Telecommunications Products businesses. The Company is also evaluating the possibility of a sale and leaseback transaction of the Sturbridge, Massachusetts facility. There can be no assurance whether or how quickly the Company will reach an agreement for the sale of any of the non-strategic assets.

In January 1998, the Company entered into a $14.0 million revolving credit facility with a bank (as amended in August 1998, the "Loan Agreement") of which $11.8 million was outstanding as of September 30, 1998. The Loan Agreement contains certain covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding the payment of dividends. As a result of continuing losses, the Company's liquidity position has deteriorated significantly. The Company is in violation of certain of the financial covenants and the bank has the right to accelerate the loan. The Company is currently working with the bank to restructure the Loan Agreement. There can be no assurances that an accommodation will be reached. Accordingly, the outstanding balance of the Loan Agreement, which would otherwise be classified as long-term debt, has been classified as short-term in the Company's consolidated balance sheet as of September 30, 1998. The outstanding balance of the Loan Agreement as of December 22, 1998 was approximately $13.6 million. The Company anticipates continuing operating losses through the first quarter of fiscal year 1999, which losses are expected to include a charge for the reduction of carrying values of certain long-lived assets of $1.6 million and severance and other consolidation costs of $1.4 million.

Giving effect to reclassifying the outstanding loan to short-term, the Company's working capital decreased from $16.3 million at September 30, 1997 to a working capital deficit of $3.4 million at September 30, 1998. The change in working capital of $19.7 million is primarily attributable to the aforementioned reclassification and the use of cash for acquisitions (approximately $11.3 million). If the bank debt had not been classified as short-term, working capital would have been $8.4 million at September 30, 1998.

Capital expenditures for fiscal 1998 amounted to $2.9 million versus $3.8 million for fiscal 1997. Fiscal 1998 capital expenditures primarily relate to machinery and equipment to support OFC and operations in Sturbridge.

Assuming the successful completion of the private placement, a restructuring of the Loan Agreement, and immediate savings expected to be experienced by the Company from the termination of the various businesses discussed above, management believes that working capital will be sufficient to fund the Company's operations in the near term. If the Company is unsuccessful in closing the private placement and restructuring the Loan Agreement, the Company will need to obtain alternative financing to support its current operations. There is no assurance that such alternative financing will be available.

YEAR 2000

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the Year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

In December 1997, the Company established a corporate-wide strategy to address and remedy technology issues relating to the Year 2000. This strategy encompasses four areas: internal technology systems and applications used in its business operations; manufacturing control systems; external systems of vendors and service providers; and technology systems of existing customers.

The Company has completed an inventory and assessment of all critical internal business systems and applications and the majority of remedies consisting of upgrades or replacements are complete. The Company expects to have all actions and implementation complete by May 31, 1999, with ongoing testing and verification to continue through December 31, 1999.

The current assessment process for the inventory, testing and remediation of manufacturing control and data control systems will continue throughout calendar 1999. Additionally, the Company is investigating the Year 2000 compliance status of vendors and service providers and an aggressive surveying has been completed. The Company will attempt to minimize risk and exposure based on responses of these critical vendors and service providers through alternative sources and contingency plans.

In the event the Company is unable to fully meet Year 2000 compliance, the manufacturing operations in Germany and Canada will be adversely impacted. Any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. While efforts will be made to minimize risk, no assurance can be made that companies in the entire supply chain will not be affected. In that respect, failures and disruptions of the business process remain a possibility and no assurance can be provided that Year 2000 compliance can be achieved without significant additional costs.

Previous costs related to Year 2000 compliance were funded through operating cash flows and the Company's revolving debt facility. Through fiscal 1998, the Company expended approximately $0.1 million in remediation efforts paid to third party consultants and vendors. Internal expenditures are not traded separately. The Company estimates remaining costs to be between $0.2 million and $0.3 million.

The Company believes it is taking appropriate steps to achieve Year 2000 compliance. As previously discussed, many of the compliance issues rely on the uninterrupted delivery of products and services of third parties. Consequently, there can be no assurance of uninterrupted business processes, or additional costs, losses, or damages occurring as a result of the Year 2000 compliance.


IMPORTANT FACTORS REGARDING FUTURE RESULTS

Information provided by the Company, including information contained in this annual report, or by its spokespersons from time to time, may contain forward-looking statements concerning projected financial performance, market growth, product development or other aspects of future operations. The Company cautions investors that its performance and any forward-looking statement are subject to risks and uncertainties. The following important factors, among others, may cause the Company's future results to differ materially from those projected in any forward-looking statement.

Possible Equity Offering

On December 22, 1998, the Company announced the signing of an agreement with an investment entity formed by the principals of Andlinger & Company, Inc. under which that entity has agreed to purchase for $6.0 million in a private transaction 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilution adjustment. Consummation of the transaction is subject to a number of conditions, including obtaining waivers and amendments under the Company's bank loan agreement and the issuance of a waiver by The Nasdaq Stock Market of the requirement for shareholder approval of the transaction.

Following completion of the sale, the Company's board of directors would be enlarged to seven members, of which three would be designated by the purchaser including the Chairman. In addition, certain specified transactions, such as mergers, acquisitions, divestitures and financing would require the consent of five directors. Prior to entering into this transaction, the Company's board of directors received an opinion from its financial advisor, Needham & Company, Inc., as to the fairness from a financial point of view of the consideration to be received by the Company in the investment. There can be no assurance that the bank loan will be restructured on terms acceptable to the investor, that a waiver will be granted by The Nasdaq Stock Market or that this transaction will be consummated.

Sale of Non-strategic Assets

Subsequent to September 30, 1998, the Company decided to sell certain assets deemed to be non-strategic to its on-going business operations, including assets associated with the Company's Medical Endoscopes and Telecommunications businesses. The Company is also evaluating the possibility of a sale and leaseback transaction of the Sturbridge, Massachusetts facility. There can be no assurance whether or how quickly the Company will reach an agreement for the sale of any of the non-strategic assets.

Significant Customers

In February 1998, the Company entered into a medical product supply and distribution agreement with PSS World Medical, Inc. ("PSSI"). The agreement covers distribution to physicians' offices and other office-based healthcare providers throughout the United States and includes purchase requirements to retain exclusivity to certain Leisegang products. During the fiscal year ended September 30, 1998, sales to PSSI approximated $3.1 million, and related accounts receivable were $1.1 million at fiscal year end. The PSSI accounts receivable is subject to normal credit risk and exposure. There can be no assurance that if the sales to PSSI ceased or declined, whether or how quickly the Company will be able to replace this business.

Technological Change and New Product Development

The market for the Company's products is characterized by rapidly changing technology. The Company's future success will continue to depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, financial condition and results of operations. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and their willingness to share proprietary information with the Company. There can be no assurance that the Company's customers will continue to provide it with timely access to such information or that the Company will be successful in developing and marketing new or enhanced products and services in a timely manner and respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance that the new products and services or product and service enhancements, if any, developed by the Company will achieve market acceptance.

Potential Acquisitions

The Company regularly reviews various acquisition prospects of businesses, technologies or products complementary to the Company's business and periodically engages in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the ability to effectively manage geographically remote units, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no direct experience and the potential loss of key employees of the acquired companies. In addition, acquisitions may result in the issuance of debt and dilutive equity securities, reduction in existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's business, financial condition and results of operations. Although management expects to carefully analyze any such opportunity before committing the Company's resources, there can be no assurance that the Company will be successful in making acquisitions, that the prices and terms of any acquisitions will be favorable to the Company, that any completed acquisition will result in long-term benefits to the Company or that the Company's management will be able to manage effectively the resulting businesses.

Competition

The Company's competitive position depends primarily on the technological development of its products, as well as on service, quality and price. Some of the Company's competitors are major corporations, or divisions of major corporations, which have greater financial, technological and personnel resources than the Company and may represent significant competition for the Company. Such companies may succeed in developing technologies and products that are more effective or less costly than those that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. There can be no assurance that the Company will be able to compete successfully in the future or that developments by others will not render the Company's products obsolete or non-competitive or that the Company's customers will not choose to use competing technologies or products. Further, the entry of new competitors into the markets for the Company's products could cause downward pressure on the prices of such products and a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Proprietary Technology

Although the Company does not believe that its success is dependent upon the protection offered by patents, the Company possesses many patents that relate to its technology. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, there remains the possibility that others will "reverse engineer" the Company's products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently. Any such adverse circumstances could have a material adverse effect on the Company's business, financial condition and results of operations. Further, some of the markets in which the Company competes are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of its products increases, the markets in which its products are sold expands, and the functionality of those products grows and overlaps with products offered by competitors, the Company believes that it may become increasingly subject to infringement claims. Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of invention agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, there can be no assurance that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology. Several of the Company's management and scientific personnel were formerly associated with competitive companies. In some cases, these individuals are conducting research in similar areas with which they were involved prior to joining the Company. As a result, the Company, as well as these individuals, could be subject to claims of violation of trade secrets and similar claims.

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


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to its revolving credit facility as discussed in the Notes to the Consolidated Financial Statements. The interest on the revolving credit facility is subject to fluctuations in the market. The Company does not believe such market risk is material to the Company's consolidated financial statements.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Financial Statement Schedule filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 19.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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


Item 11. EXECUTIVE COMPENSATION

                  See the information contained in the Proxy Statement under the captions "Election of Directors - Director Compensation" and "Executive Compensation" which information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  See the information contained in the Proxy Statement under the heading "Share Ownership," which information is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  OFC, a wholly-owned subsidiary, has sales, marketing, administrative and manufacturing facilities in Natick, Massachusetts and additional manufacturing facilities in Keene, New Hampshire. OFC leases approximately 25,000 square feet of office space from a realty trust of which the sole beneficiary is John F. Blais, Jr., the former majority stockholder of OFC and currently its president and a director of the Company. The lease, which expires in December 2006, provides for monthly payments of $19,500 subject to annual adjustment to reflect changes in the fair market value of the real estate. The Company is responsible for certain insurance, utilities and other operating costs. Rents paid to the realty trust during fiscal 1998 were approximately $179,000.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a)      Documents filed as a part of this Form 10-K

                  1. Financial Statements.

                  The Financial Statements filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 19.

                  2. Financial Statement Schedule.

                  The Financial Statement Schedule filed as a part of this Form 10-K is listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 19.

                  3. Exhibits.

                  The Exhibits filed as a part of this Form 10-K are listed on the Index to Exhibits on page 40.

         (b) The Registrant filed a Form 8-K, dated August 5, 1998, reporting the financial results for the third quarter of fiscal year 1998 and announced a reorganization plan, as reported in its press release dated July 23, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   ITEM 14(a)



Consolidated Financial Statements:

   Report of Independent Auditors                                             20

   Consolidated Balance Sheets at September 30, 1998 and 1997                 21

   Consolidated Statements of Operations for the fiscal years ended
     September 30, 1998, 1997 and 1996                                        22

   Consolidated Statements of Changes in Shareholders' Equity for the
     fiscal years ended September 30, 1998, 1997 and 1996                     23

   Consolidated Statements of Cash Flows for the fiscal years ended
     September 30, 1998, 1997 and 1996                                        24

   Notes to Consolidated Financial Statements                                 25



Schedule:

   II.   Valuation and qualifying accounts for the fiscal years ended
           September 30, 1998, 1997 and 1996                                  38



Schedules Omitted:

         All other schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Galileo Corporation

We have audited the accompanying consolidated balance sheets of Galileo Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galileo Corporation at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming Galileo Corporation will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with a bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, during the first quarter of fiscal 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."




Providence, Rhode Island
December 22, 1998                                      ERNST & YOUNG LLP

                               GALILEO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,
(Dollars in thousands, except per share data)              1998          1997
-------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $    710      $  9,546
   Accounts receivable, less allowance of $1,265
     and $244, respectively                                 7,952         5,639
   Inventories                                              8,828         6,614
   Other current assets                                     1,092           187
                                                         ----------------------
      Total current assets                                 18,582        21,986
Property, plant and equipment, net                         16,128        15,372
Excess of cost over the fair value of
  assets acquired, net                                     19,396         3,873
Other assets, net                                           1,548         1,496
                                                         ----------------------
Total assets                                             $ 55,654      $ 42,727
                                                         ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable in default                              $ 11,846      $     --
   Current portions of other notes payable                  1,458            --
   Accounts payable                                         4,283         3,004
   Accrued liabilities                                      4,400         2,665
                                                         ----------------------
      Total current liabilities                            21,987         5,669
Other liabilities                                           1,008           956
Commitments & contingencies (Note 9)
Shareholders' equity:
   Common stock, $0.01 par value, 36,000,000
     shares authorized, 8,052,786 and 6,872,205
     issued and outstanding, respectively                      81            69
   Additional paid-in capital                              52,176        42,951
   Accumulated deficit                                    (19,545)       (6,918)
   Accumulated other comprehensive income (loss)              (53)           --
                                                         ----------------------
      Total shareholders' equity                           32,659        36,102
                                                         ----------------------
Total liabilities and shareholders' equity               $ 55,654      $ 42,727
                                                         ======================


See accompanying notes.

                               GALILEO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended September 30,
(Dollars in thousands, except per share data)                       1998          1997          1996
------------------------------------------------------------------------------------------------------
Net sales                                                         $ 44,306      $ 34,117      $ 42,634
Cost of sales                                                       33,012        22,363        23,706
                                                                  ------------------------------------
Gross profit                                                        11,294        11,754        18,928
Engineering expenses                                                 5,790         5,282         4,018
Selling and administrative expenses                                 15,387         9,230         9,698
Provision for uncollectible customer account                           569            --            --
Reduction in the carrying value of certain long-lived assets         1,525         2,226            --
Reorganization costs                                                    --         6,872            --
                                                                  ------------------------------------
                                                                    23,271        23,610        13,716
                                                                  ------------------------------------
Operating profit (loss)                                            (11,977)      (11,856)        5,212
Interest income (expense), net                                        (524)          745           685
Other income (expense), net                                            162            90          (281)
                                                                  ------------------------------------
Income (loss) before income taxes and extraordinary gain           (12,339)      (11,021)        5,616
Provision  for income taxes                                            288           163            89
                                                                  ------------------------------------
Income (loss) before extraordinary gain                            (12,627)      (11,184)        5,527
Extraordinary gain on receipt and sale of stock, net of taxes           --            --           158
                                                                  ------------------------------------
Net income (loss)                                                 $(12,627)     $(11,184)     $  5,685
                                                                  ====================================
Net income (loss) per common share - basic:
  Before extraordinary gain                                       $  (1.65)     $  (1.63)     $    .81
  Effect of extraordinary gain                                          --            --           .02
                                                                  ------------------------------------
Net income (loss) per common share - basic                        $  (1.65)     $  (1.63)     $    .83
                                                                  ====================================
Net income (loss) per common share - assuming dilution:
  Before extraordinary gain                                       $  (1.65)     $  (1.63)     $    .80
  Effect of extraordinary gain                                          --            --           .02
                                                                  ------------------------------------
Net income (loss) per common share - assuming dilution            $  (1.65)     $  (1.63)     $    .82
                                                                  ====================================

See accompanying notes.

                               GALILEO CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                             Retained
                                                              Additional     Earnings          Other            Total
                                                  Common       Paid-In     (Accumulated    Comprehensive    Shareholders'
(Dollars in thousands)                            Stock        Capital       Deficit)      Income (Loss)        Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                      $     68      $ 42,285     $ (1,419)        $     --         $ 40,934

Net income                                             --            --        5,685               --            5,685

Exercise of stock options and related  tax
  benefit                                              --           409           --               --              409
                                                 ---------------------------------------------------------------------
Balance, September 30, 1996                            68        42,694        4,266               --           47,028

Net loss                                               --            --      (11,184)              --          (11,184)

Exercise of stock options and related
  tax benefit                                           1           257           --               --              258
                                                 ---------------------------------------------------------------------
Balance, September 30, 1997                            69        42,951       (6,918)              --           36,102
                                                                                                              --------
Net loss                                               --            --      (12,627)              --          (12,627)

Currency translation adjustment                        --            --           --              (53)             (53)
                                                                                                              --------
   Comprehensive income (loss)                                                                                 (12,680)
                                                                                                              --------
Exercise of stock options and grants and               --           243           --               --              243
  related tax benefit

Issuance of 1,154,258 shares of common stock
  in connection with acquisition                       12         8,982           --               --            8,994
                                                 ---------------------------------------------------------------------
Balance, September 30, 1998                      $     81      $ 52,176     $(19,545)        $    (53)        $ 32,659
                                                 =====================================================================

See accompanying notes.

                               GALILEO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years ended September 30,
(Dollars in thousands)                                                              1998          1997          1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                 $(12,627)     $(11,184)     $  5,685
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                                    3,388         2,942         3,311
    Provision for uncollectible customer account                                       569            --            --
    Provision for other uncollectible accounts receivable                              764           100           198
    Write down of inventory to fair market value                                     2,921            --            --
    Reorganization costs                                                                --         6,451            --
    Reduction in carrying value of long-lived assets                                 1,525         2,226            --
    Extraordinary gain on receipt and sale of stock                                     --            --          (319)
    Other adjustments, net                                                              --           100           538
Increase (decrease) in cash from changes in operating assets and liabilities:
    Accounts receivable                                                               (290)         (129)        1,479
    Inventories                                                                     (1,935)       (1,083)          356
    Accounts payable                                                                (1,206)        1,579        (1,618)
    Accrued liabilities                                                              1,527          (114)          545
    Other changes, net                                                                 (88)         (267)         (157)
                                                                                  ------------------------------------
        Total adjustments                                                            7,175        11,805         4,333
                                                                                  ------------------------------------
    Net cash provided (used) by operating activities                                (5,452)          621        10,018

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                             (10,290)       (5,500)           --
    Capital expenditures                                                            (2,870)       (3,828)       (3,069)
    Proceeds from sale of assets                                                        --            --         2,418
    Other investing activities, net                                                     --          (115)          403
                                                                                  ------------------------------------
        Net cash used in investing activities                                      (13,160)       (9,443)         (248)

Cash flows from financing activities:
    Borrowings on note payable in default                                           11,846            --            --
    Payment of other notes payable                                                  (2,260)         (542)           --
    Proceeds from issuance of common stock                                             243           258           409
    Other financing activity, net                                                       --            --          (107)
                                                                                  ------------------------------------
        Net cash provided (used) by financing activities                             9,829          (284)          302
                                                                                  ------------------------------------
Effect of exchange rate changes on cash                                                (53)           --            --
                                                                                  ------------------------------------
Net increase (decrease) in cash and cash equivalents                                (8,836)       (9,106)       10,072

Cash and cash equivalents at beginning of year                                       9,546        18,652         8,580
                                                                                  ------------------------------------
Cash and cash equivalents at end of year                                          $    710      $  9,546      $ 18,652
                                                                                  ====================================

Supplemental cash flow information:
       Interest payments                                                          $    521      $     --      $     60
       Income tax payments                                                              86           227           132


Supplemental schedule of noncash investing and financing activities:

The Company made certain acquisitions during fiscal 1998 and 1997 as described more fully in Note 3 to the Notes to the Consolidated Financial Statements. In conjunction with the acquisitions, liabilities were assumed as follows:


       Fair value of assets acquired                                           $ 26,515      $  5,500      $     --
       Gross cash paid                                                           11,003         5,500            --
       Fair value of Company Common Stock issued                                  8,994            --            --
                                                                               ------------------------------------
            Liabilities assumed                                                $  6,518      $     --      $     --
                                                                               ====================================

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in Thousands, Except Per Share Data)

1. ACCOUNTING POLICIES

         ORGANIZATION - Galileo Corporation (the "Company" or "Galileo") along with its wholly-owned subsidiary, Optical Filter Corporation ("OFC"), develops, manufactures and markets a variety of fiberoptic and electro-optic products that transmit, sense or intensify light or images. The Company's core competency in glass sciences is fundamental to developing and manufacturing its products. The Company's products include medical, scientific, optical components and systems and office product applications. Leisegang Medical, Inc. ("Leisegang Medical"), a wholly-owned subsidiary, develops, manufactures, and markets women's health-related medical products. The Company's current operations are primarily in the United States but include operating subsidiaries in Canada and Germany.

         CONSOLIDATION - The consolidated financial statements include the accounts of Galileo Corporation and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION AND CREDIT RISK - The Company records a sale and recognizes revenue when title passes to the customer or when services are performed in accordance with contracts. The Company extends credit to customers based on evaluating financial condition, and collateral is generally not required. Credit losses are provided for in the financial statements and include, in fiscal year 1998, a provision of $569, net of recoveries, for an uncollectible customer account.

         Export sales to various foreign customers amounted to approximately $9,901, $5,355 and $8,716 in fiscal years 1998, 1997 and 1996, respectively.

         One customer represented 13% of the accounts receivable balance at September 30, 1998.

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

         PROPERTY, PLANT AND EQUIPMENT - Depreciation is computed using either the straight-line or accelerated methods. Estimated useful lives are as follows:

                  Buildings and improvements                10-30 years
                  Machinery, equipment and furniture         3-10 years

         ENGINEERING EXPENSE - Engineering expense includes research and development, engineering support of manufacturing operations relating to problem solving and process improvement, the preparation of bids and proposals and sales support of customers. The amounts charged for research and development were approximately $5,239, $4,727, and $3,220 for fiscal years 1998, 1997 and 1996, respectively.

         NET INCOME PER COMMON SHARE - In 1997, the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to SFAS No. 128.

         STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares of Common Stock to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense relating to stock options.

         GOODWILL - The excess of cost over the fair value of assets acquired is being amortized on a straight-line basis over a period of 30 years. Accumulated amortization amounted to $537 and $77 as of September 30, 1998 and 1997, respectively.

         COMPREHENSIVE INCOME - On October 1, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires items such as foreign currency translation adjustments to be included in comprehensive income. However, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity.

         SEGMENT REPORTING - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The Company will adopt the new requirements retroactively in fiscal year 1999. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

         RECLASSIFICATION - Certain reclassifications have been made to amounts reported in previous years in order to conform to the current year presentation.


2. GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During 1997 and continuing into 1998, the Company experienced a number of developments which have had a materially adverse effect on the results of operations. As is discussed more fully below, the Company has incurred recurring operating losses, has a working capital deficiency and is in violation of certain covenants of loan agreements with a bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described below. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         ADVERSE DEVELOPMENTS

         The more significant developments that have adversely affected the economic performance of the Company are as follows:

         LOSS OF SIGNIFICANT CUSTOMER - In February 1997, the Company received written notification from its then largest customer, Xerox Corporation ("Xerox"), that Xerox had developed internal production capabilities for dicorotron assemblies and would no longer purchase these assemblies from the Company. As a result, sales to Xerox decreased from $20,350 for the fiscal year ended September 30, 1996 to $6,345 and $0 in the fiscal years ended September 30, 1997 and 1998, respectively. Reduced revenues from this product adversely affected the Company's financial performance in 1997. See Note 4 below for additional discussion.

         FOREIGN SHIPMENT RESTRICTIONS - The Company experienced reduced revenues from its Scientific Detector and Spectroscopy Products during fiscal year 1998 due to foreign shipment restrictions placed on the Company's microchannel plate products by the U.S. Government. Prior to 1998, these products were shipped to foreign customers under licenses granted by the U.S. Department of Commerce. During the third quarter of fiscal 1998, the U.S. Department of Defense restricted foreign shipments pending a jurisdictional ruling of licenses between these two departments. This ruling will decide whether any future licenses will be granted.

         ASIAN ECONOMIC CRISIS - Revenues during the last two quarters of 1998 were negatively impacted by the economic crisis in Far East Asia. Shipments of the Company's detector products to semiconductor capital equipment manufacturers were significantly reduced as a result of this economic downturn.

         MEDICAL ENDOSCOPE PRODUCTS - Revenues for Medical Endoscope Products during the last two quarters of 1998 were adversely affected by the failure to complete a marketing relationship for an application-specific endoscope developed by the Company. Also, orders of existing products were reduced as a result of lower-than-expected product requirements by the Company's marketing partners. These conditions resulted in the Company's decision to terminate its Medical Endoscope Products business.

         LOAN AGREEMENT - As a result of continuing losses experienced by the Company, the Company's liquidity position deteriorated significantly. To provide the Company with working capital and to fund acquisition opportunities, the Company entered into a $14,000 revolving credit facility with a bank. See further discussion in Note 5. Currently, the Company is in violation of certain financial and other covenants in connection with this loan and the bank has the right to accelerate collection. Accordingly, the outstanding balance of approximately $11,846 has been classified as short-term in the consolidated balance sheet as of September 30, 1998.


         MANAGEMENT'S PLANS AND MITIGATING FACTORS

         As a result of the aforementioned, the Company has taken a number of steps to alleviate this financial condition, which are summarized as follows:

         PRIVATE PLACEMENT - On December 22, 1998, the Company announced the signing of an agreement with an investment entity formed by the principals of Andlinger & Company, Inc. under which that entity has agreed to purchase for $6,000 in a private transaction 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilution adjustment. Consummation of the transaction is subject to a number of conditions, including obtaining waivers and amendments under the Company's bank loan agreement and the issuance of a waiver by The Nasdaq Stock Market of the requirement for shareholder approval of the transaction.

         SALE OF NON-STRATEGIC ASSETS - Subsequent to September 30, 1998, the Company decided to sell certain assets deemed to be non-strategic to the on-going business operations, including assets associated with the Company's Medical Endoscopes and Telecommunications business. The Company is also evaluating the possibility of a sale and leaseback transaction of the Sturbridge, Massachusetts facility. There can be no assurance whether or how quickly the Company will reach an agreement for the sale of any of the non-strategic assets.

         COST REDUCTIONS - During the fourth quarter of fiscal 1998, the Company terminated its Medical Endoscope Products business. As a result, the Company instituted a reduction in force of 61 employees during fiscal year 1998. Subsequent to September 30, 1998, the Company terminated its Telecommunications business, and further reduced the work force by 57 employees. These reductions are expected to result in annualized savings of approximately $4,446. The Company has suspended all investments for these businesses and related activities. In connection with these actions, the Company incurred one-time charges of approximately $4,446 for the year ended September 30, 1998 for costs to reduce the carrying value of certain equipment ($1,525) and inventories ($2,921) to estimated fair market value.

         While the Company's management believes that it has taken the appropriate steps to alleviate the liquidity issue, certain of these steps are contingent upon future events, some of which are not within the Company's control. These include the satisfaction of conditions to the closing of the private placement and the restructuring or refinancing of the Company's bank loans. Actual results may differ from management's expectations.


3. ACQUISITIONS

     (a) Les Entreprises Galenica, Inc.

         In February 1998, the Company acquired all of the outstanding shares of Les Entreprises Galenica, Inc., ("Galenica") for approximately $3,458 in cash. Galenica manufactures and markets a broad range of disposable, single-use vaginal specula, a frequently used diagnostic instrument by OB/GYN physicians, clinics and hospitals. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary, and the resulting excess of the cost over the fair value of net assets acquired of $2,799 is being amortized over 30 years.

     (b) OFC Corporation

         In January 1998, the Company acquired all of the outstanding shares of OFC Corporation ("OFC") for approximately $6,518 in cash and 1,154,258 shares of Galileo Common Stock. OFC designs, manufactures and markets a broad range of optical components and systems which incorporate the latest advances in photonic technology and optical coatings. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary, and the resulting excess of the cost over the fair value of net assets acquired of $12,536 is being amortized over 30 years.

     (c) Leisegang Feinmechanik-Optik GmbH & Co., KG ("Leisegang GmbH")

         In October 1997, the Company acquired all of the outstanding shares of Leisegang GmbH for approximately $2,250 in cash. Leisegang GmbH was a privately held manufacturer and distributor of colposcopes and accessories. These diagnostic products are sold to OB/GYN physicians' offices and hospitals primarily through a worldwide network of sales representatives and distributors. The acquisition was accounted for using the purchase method of accounting. The purchase price allocations are preliminary, and the resulting excess of the cost over the fair value of the net assets acquired of $725 is being amortized over 30 years. Included in the current portion of notes payable in the accompanying consolidated balance sheet as of September 30, 1998 is $1,223 associated with the final acquisition payment made in October 1998.

         Assuming that these acquisitions had been made as of the beginning of fiscal 1998 and 1997, results for the Company on a pro forma basis would have been net sales of $49,236 and $49,704 and a net loss of $12,526 and $10,510, or a loss of $1.56 and $1.31 per share for the year ended September 30, 1998 and 1997, respectively.

     (d) Sani-Spec(R) Product Line

         In March 1997, the Company acquired the Sani-Spec(R) product line for $5,500 in cash. The Sani-Spec(TM) product line includes a comprehensive suite of women's health-related products used by OB/GYN physicians, clinics and hospitals including Sani-Spec single-use vaginal specula, Sani-Scope(TM) anoscopes, Spec-Light(TM) speculum lights and Pap Smear Kits. The acquisition was accounted for using the purchase method of accounting. The excess of the cost of the net assets acquired amounted to $3,950 and is being amortized over 30 years. Assuming that the acquisition had been made as of the beginning of fiscal 1996, pro forma sales, net loss and net loss per share would have been $35,659, a loss of $10,971 and a loss of $1.60, for fiscal 1997 and sales, net income and net income per share would have been $46,334, $6,197 and $0.89, respectively for fiscal 1996.

     (e) Leisegang Medical, Inc. ("Leisegang Medical")

         In August 1996, the Company acquired Leisegang Medical by issuing 269,913 shares of its common stock in exchange for all of the outstanding common stock of Leisegang Medical. The acquisition was accounted for as a pooling of interests with Leisegang Medical becoming a wholly-owned subsidiary of the Company. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Leisegang Medical for all periods prior to the merger.

     Separate results of the merged entities for fiscal year 1996 are as follows:

                  Net sales:
                    Galileo                              $ 36,438
                    Leisegang                               6,196
                                                         --------
                       Total                             $ 42,634
                                                         ========
                  Extraordinary gain (net of taxes):
                    Galileo                              $    158
                    Leisegang                                  --
                                                         --------
                       Total                             $    158
                                                         ========
                  Net income:
                    Galileo                              $  6,124
                    Leisegang                                 250
                    Merger and acquisition expenses          (689)
                                                         --------
                       Total                             $  5,685
                                                         ========

      In connection with the acquisition, $689 of acquisition costs and expenses, consisting primarily of legal, accounting and broker fees, were incurred and charged to expenses in the fourth quarter of fiscal 1996.


4. NONRECURRING CHARGES

     (a) Impairment of Long-Lived Assets

     The consolidated statement of operations for the year ended September 30, 1998, includes nonrecurring, pretax, non-cash charges of approximately $1,525, or $.20 per share, in connection with the Company's termination of its Medical Endoscope Products business and certain portions of its Scientific Detector and Remote Spectroscopy Products business.

     For the year ended September 30, 1997, the Company incurred nonrecurring, pretax, non-cash charges of $2,226, or $.32 per share, which reduced certain robotic assembly equipment for the Company's Medical Products business to its estimated fair market value.

     In the first quarter of fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the fair market values of assets are estimated to be less than carrying amounts.

     (b) Loss of a Major Customer and Related Reorganization

     As discussed in Note 2 above, in February 1997, the Company received written notification from its then largest customer, Xerox, that it would no longer purchase certain assemblies from the Company. On March 12, 1997, the Company announced a reorganization plan in response to this lost business. In connection with this plan, the Company recorded a nonrecurring charge of $6,872, or $1.01 per share, in the three months ended March 31, 1997. The charge included a $6,451 non-cash provision for the impairment of related long-lived assets ($3,946), other assets ($1,238) and inventory ($1,267), and a $421 provision for related severance and other obligations.

     Sales to Xerox amounted to $6,345 and $20,350 for the fiscal years ended September 30, 1997 and 1996, respectively. The Company completed final shipments to Xerox during the second quarter of fiscal 1997.


5. REVOLVING CREDIT FACILITY

     In January 1998, the Company entered into a revolving credit facility with a bank (as amended in August 1998, the "Loan Agreement"). The Loan Agreement provides for a maximum commitment during a certain revolving credit period of $14,000 with interest payable on a monthly basis at the bank's base rate plus 1% per year (9.25% as of September 30, 1998). The loan, which is secured by substantially all assets of the Company, also includes provisions which require the Company to remit all of the net cash proceeds of assets sales (as defined) to the bank. The maximum commitment will be reduced by an amount equal to the net cash proceeds of asset sales and may not be reinstated. The then outstanding balance of the loan is due and payable in full on December 31, 1999. The outstanding balance of this facility as of September 30, 1998 was $11,846. The carrying value of this debt as of September 30, 1998 approximated its fair market value. The Loan Agreement requires a $100 amendment fee payable to the bank on January 2, 1999 that is included in accrued liabilities as of September 30, 1998 in the accompanying consolidated financial statements.

     The Loan Agreement contains certain covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding the payment of dividends. As is discussed more fully in Note 2, the Company is in violation of certain of these covenants as of September 30, 1998. As a result, the loan balance of $11,846 is recorded as note payable in default and classified as a short-term liability in the accompanying consolidated financial statements as of September 30, 1998.


6. INVENTORIES

     Inventories consist of the following:

                                                               September 30,
                                                           ---------------------
                                                            1998           1997
                                                           ------         ------
                   Finished goods                          $5,223         $2,755
                   Work-in-progress                         1,819            660
                   Raw materials                            1,786          3,199
                                                           ------         ------
                                                           $8,828         $6,614
                                                           ======         ======

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                              September 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
               Land, buildings and  improvements         $ 19,587      $ 18,616
               Machinery, equipment and furniture          28,197        24,235
               Capital projects in process                    506           324
                                                         --------      --------
                                                           48,290        43,175
               Less: accumulated depreciation             (32,162)      (27,803)
                                                         --------      --------
               Property, plant and equipment, net        $ 16,128      $ 15,372
                                                         ========      ========


8. RETIREMENT PLANS

     PENSION PLAN - The Company has a noncontributory pension plan covering substantially all employees who joined the Company prior to January 1, 1995. None of the employees of companies acquired subsequent to this date are eligible to participate in the Pension Plan. The Plan provides pension benefits based upon years of service and average compensation during the five years preceding retirement. The Company's policy is to fund the maximum amount that can be deducted for federal income tax purposes. Plan assets are invested primarily in U.S. Government Agency obligations, equity securities of U.S. based companies, corporate bonds and mutual funds.


     Net pension cost consists of:

                                                            Years ended September 30,
                                                            1998       1997       1996
                                                           -----      -----      -----
      Service cost - benefits earned during the period     $ 196      $ 235      $ 254
      Interest cost on projected benefit obligations         537        517        490
      Actual return on assets                               (769)      (674)      (317)
      Net amortization and deferral                          (52)       (51)      (404)
                                                           -----      -----      -----
                                                           $ (88)     $  27      $  23
                                                           =====      =====      =====

     The assumptions used in calculating pension expense include discount rates of 8% and expected long-term rates of return on Plan assets of 9%. In addition, the rate of increase in compensation levels was assumed to be 5% for 1998, 1997 and 1996. As a result of reductions in force at its Sturbridge, Massachusetts facility during fiscal year 1998, the Company recognized a curtailment gain of approximately $179. In addition, during fiscal 1998, the Company incurred a charge of approximately $72 for special termination benefits above and beyond what was required by the Plan.

     The following table sets forth the Plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheets at September 30, 1998 and 1997, for the Plan:

                                                         Years ended September 30,
                                                            1998          1997
                                                          -------       -------
Actuarial present value of benefit obligations:
  Vested benefit obligations                              $(6,410)      $(5,108)
                                                          =======       =======

  Accumulated benefit obligations                         $(6,589)      $(5,351)
                                                          =======       =======

Projected benefit obligations for services
  rendered to date                                        $(8,066)      $(6,831)
Plan assets at fair value                                   8,950         8,707
                                                          -------       -------
Plan assets in excess of projected benefit
  obligations                                                 884         1,876
Effect of plan curtailment                                    179            --
Effect of special termination benefits                        (72)           --
Unrecognized prior service cost                               (60)          (66)
Unrecognized net gain/(loss)                                  363          (665)
Unrecognized net asset                                       (341)         (388)
                                                          -------       -------
Prepaid pension costs included in other assets            $   953       $   757
                                                          =======       =======

     TAX DEFERRED SAVINGS PLAN - The Company has a tax deferred savings plan under Section 401(k) of the Internal Revenue Code under which, subject to certain limitations, each eligible employee may contribute up to 15% of gross wages per year. The Company matches 50% of the first 6% of employee contributions. Company contributions to the Plan were approximately $131, $185 and $146 in fiscal years 1998, 1997 and 1996, respectively.

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


The actuarial and recorded liabilities for the Plan were as follows:

                                                                   Years ended September 30,
                                                                        1998       1997
                                                                       -----      -----
Accumulated postretirement benefit obligation:
  Retirees                                                             $ 434      $ 402
  Active plan participants                                               146        150
                                                                       -----      -----
  Accumulated postretirement benefit obligation                          580        552
  Plan assets at fair value                                               --         --
                                                                       -----      -----
  Unfunded accumulated benefit obligation in excess of plan assets       580        552
  Unrecognized net gain                                                   85        113
                                                                       -----      -----
    Accrued postretirement benefit cost included in other
      liabilities                                                      $ 665      $ 665
                                                                       =====      =====
Net periodic postretirement benefit cost in 1998 and 1997
  includes the following components:
  Service cost                                                         $   5      $   6
  Interest cost                                                           41         39
  Net amortization of unrecognized net gain                               (7)        --
                                                                       -----      -----
    Net periodic postretirement benefit cost                           $  39      $  45
                                                                       =====      =====

     For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1998. The rate was assumed to decrease gradually down to 6.0% for fiscal year 2003 and remain at that level thereafter. Increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1998, by $29 (or by 5%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1998 by $3 (or by 8%).

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75%. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.


9.  COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS - The Company is a defendant in four class action law suits filed in Federal District Court in the Commonwealth of Massachusetts by stockholders of the Company alleging violations of the federal securities laws based on alleged misleading statements regarding the Company's financial performance and other matters. The Company believes these lawsuits are without merit and intends to defend them vigorously.

    EQUIPMENT ACQUISITION AND LEASE AGREEMENT - In May 1998, the Company entered into Equipment Acquisition and Master Lease Agreements (collectively the "Expansion Lease") with a leasing company for the expansion of certain manufacturing capabilities at the Company's wholly-owned subsidiary OFC. Under the terms of the Expansion Lease, the leasing company has agreed to fund, and the Company has agreed to lease back, certain manufacturing equipment.

     The leasing company will advance not more than $2,600 on or before December 31, 1998. The Company will commence lease payments in January 1999 at a rate equal to $12.70 per $1,000 of equipment cost financed. Such payments shall be made over a period of 96 months with an early buy-out clause after 84 months at the Company's option. Such lease will be accounted for as an operating lease.

    The Company has also entered into a number of operating leases, including two from related parties, for office and manufacturing facilities located primarily in the United States as well as in Canada and Germany. Rent expense paid to related parties amounted to $192 during fiscal year 1998.

    Future minimum lease payments under operating leases as of September 30, 1998 are as follows:

                  1999                                            $  974
                  2000                                               581
                  2001                                               490
                  2002                                               383
                  2003 and thereafter                              1,241
                                                                  ------
                    Total minimum lease obligations               $3,669
                                                                  ======

    Total rental expense for all operating leases was approximately $788, $222 and $246 in fiscal years 1998, 1997 and 1996, respectively.


10. COMMON STOCK

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

    The following table summarizes stock option plan activity:

                                                   Weighted Average    Aggregate
                                        Shares          Price            Price
                                        ------          -----            -----
Balance, September 30, 1995            252,000          $ 6.02         $  1,518
  Granted                              102,000           14.91            1,521
  Exercised                            (69,000)           5.52             (381)
  Forfeited                             (6,000)          16.17              (97)
                                       -------                         --------
Balance, September 30, 1996            279,000            9.18            2,561
  Granted                              267,000            8.17            2,182
  Exercised                            (33,000)           4.76             (157)
  Forfeited                            (45,000)           9.38             (422)
                                       -------                         --------
Balance, September 30, 1997            468,000            8.90            4,164
  Granted                              211,000           10.68            2,253
  Exercised                             (5,000)           5.20              (26)
  Forfeited                            (42,000)           9.98             (419)
                                       -------                         --------
Balance, September 30, 1998            632,000          $ 9.45         $  5,972
                                       =======                         ========


    As of September 30, 1998, 127,100 option shares were available for grant under the 1991 Plan. As of September 30, 1998, 197,125 options, with a weighted average fair value of $8.36 per share, were exercisable at prices ranging from $3.63 to $30.38, aggregating approximately $1,648 under the 1981 and 1991 Plans. The remaining outstanding options are exercisable on various dates through 2001 at exercise prices ranging from $3.63 to $30.38. The weighted-average remaining contractual life of outstanding options is 8.0 years.


    DIRECTOR STOCK OPTION PLAN - The Company may grant up to an aggregate of 200,000 shares of common stock under the 1996 Director Stock Option Plan (formerly the 1989 Director Stock Option Plan). Under the plan, the Company grants each non-employee director options to purchase 2,500 shares of common stock on the director's election at each Annual Meeting of Shareholders of the Company. Options become exercisable one year after grant or earlier upon the death or disability of the director and upon a change in control of the Company, as defined. No option may be exercised more than one year after the director's termination as a director for any reason. The option is exercisable at the fair market value of the common stock on the date of grant.


    Under the Director Stock Option Plan, options to purchase 12,000 shares of common stock, at a price of $10.75 per share, were granted in fiscal year 1998, and as of September 30, 1998, 43,750 shares were exercisable at a weighted average fair value of $12.87 per share, aggregating approximately $563. Options covering 140,000 shares remain available for grant under the Plan.

    The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the 1991 Plan and the Director Stock Option Plan. Accordingly, no compensation expense has been recognized in the consolidated financial statements. Assuming compensation expense for options granted under these Plans after September 30, 1995 had been determined based on the estimated fair value at the grant dates for awards under the Plan, the Company's pro forma net loss and loss per share would have been $13,107 and $1.71, respectively for fiscal 1998 and $11,439 and $1.67, respectively, for fiscal 1997. The Company's pro forma net income and earnings per share would have been $5,602 and $.81, respectively for fiscal 1996. The effects of expensing the estimated fair value of stock options on pro forma net income and earnings per share are not necessarily representative of the effects on reported net income for future years because of the potential for issuance of additional stock options in future years.

    The fair value of options granted after September 30, 1995, under these Plans, was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 1998, 1997 and 1996, respectively: risk-free interest rates of 4.9%, 6.0% and 6.45%; volatility factors of the expected market price of the Company's common stock of 89%, 79% and 52%; and a weighted-average expected life of the option of 5.0 years for all three years. The Company did not assume a dividend yield for fiscal 1998, 1997 or 1996.

    As of September 30, 1998, 267,100 shares of Company common stock were reserved for issuance under all stock option plans.

    EMPLOYEE STOCK PURCHASE PLAN - On January 1, 1997, the Company amended the Employee Stock Purchase Plan (the "Plan"). Under the revised Plan, 100,000 shares of Company Common Stock were made available for purchase by eligible employees. The purchase price per share of Common Stock under the Plan may not be less than 85% of the lower of its fair market value at the beginning of an offering period or the applicable exercise date, payable though payroll deductions. Since January 1, 1997, 26,836 shares have been purchased at prices ranging from $4.57 to $10.09 per share. At
    September 30, 1998, there were 73,164 shares available for issuance under the Plan.

    Prior to being amended, the Company had a Common Stock purchase plan under which it contributed up to 37.5% of amounts contributed by participating employees to a combined maximum of $1,375 per calendar year. All contributions were made to a trust that purchased shares in the open market. The Plan held 21,349 shares, prior to being rolled forward into the amended Plan.


11. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

    Significant components of the Company's deferred tax liabilities and assets as of September 30, 1998 and 1997, respectively, are as follows:

                                                                Years ended September 30,
                                                                 1998              1997
                                                               --------          --------
         Deferred tax liabilities:
           Tax over book depreciation                          $     --          $    166
           Pension cost                                             380               302
                                                               --------          --------
             Total deferred tax liabilities                         380               468
                                                               --------          --------
         Deferred tax assets:
           Inventory adjustments                                  1,738               741
           Restructuring accruals                                   180                47
           Other accruals                                         1,313               765
           Net operating loss carryforwards                       7,865             4,850
           Federal and state tax credits                          1,392             1,366
                                                               --------          --------
             Total deferred tax assets                           12,488             7,769
           Valuation allowance for deferred tax assets          (12,208)           (7,506)
                                                               --------          --------
               Net deferred tax assets                              280               263
                                                               --------          --------
           Net deferred tax liabilities                        $    100          $    205
                                                               ========          ========

    The net change in the total valuation allowance for the fiscal years ended September 30, 1998 and 1997, amounted to increases of $4,702 and $4,651, respectively.

    The components of the Company's taxable income (loss) before income taxes are as follows:

                                                 Years ended September 30,
                                                1998        1997       1996
                                              -------     --------   --------
         Domestic                             $(12,895)   $(11,021)  $  5,616
         Foreign
                                                   556          --         --
                                              --------    --------   --------
           Total                              $(12,339)   $(11,021)  $  5,616
                                              ========    ========   ========


    Significant components of the provision for income taxes from continuing operations are as follows:

                                               Years ended September 30,
                                               1998       1997       1996
                                               -----      -----      -----

         Current:
           Federal                             $  86      $  48      $ 170
           State                                  59         71         72
           Foreign                               248         --         --
                                               -----      -----      -----
                                                 393        119        242
                                               -----      -----      -----
         Deferred:
           Federal                              (105)        44       (116)
           State                                  --         --        (37)
                                               -----      -----      -----
                                                (105)        44       (153)
                                               -----      -----      -----
           Total                               $ 288      $ 163      $  89
                                               =====      =====      =====


    The reconciliation of the statutory federal income tax rate and the effective tax rate from continuing operations is as follows:

                                                Years ended September 30,
                                                1998       1997       1996
                                               -----      -----      -----
         Income tax per statutory rate          34.0%      34.0%      34.0%
         Utilization of net operating loss
           carryforwards                          --         --      (33.0)
         Loss on which no income tax
           benefits were recognized            (35.7)     (34.0)        --
         State income taxes, net of federal
           income tax benefit                   (0.5)      (0.7)       0.8
         Other                                  (0.1)      (0.8)      (0.2)
                                               -----      -----      -----
                                                (2.3)%     (1.5)%      1.6%
                                               =====      =====      =====


    At September 30, 1998, the Company had net operating loss carryforwards of $20,970 for federal income tax purposes that expire in years 2007 through 2018.

    The Company's federal income tax return for the 1996 fiscal year is under examination by the Internal Revenue Service. The Company believes it has made adequate provisions for assessment (if any) which may arise as a result of this audit.

12. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        Years ended September 30,
                                                    1998           1997           1996
                                                 ----------     ----------     ----------
Numerator:
  Net income (loss)                              $  (12,627)    $  (11,184)    $    5,685
                                                 ----------     ----------     ----------
Denominator:
  Weighted average shares - basic                     7,646          6,851          6,795
  Dilutive employee stock options                        --             --            157
                                                 ----------     ----------     ----------
  Weighted average shares - assuming dilution         7,646          6,851          6,952
                                                 ==========     ==========     ==========
Net income (loss) per common share - basic
  Before extraordinary gain                      $    (1.65)    $    (1.63)    $      .81
  Effect of extraordinary gain                           --             --            .02
                                                 ----------     ----------     ----------
                                                 $    (1.65)    $    (1.63)    $      .83
                                                 ==========     ==========     ==========
Net income (loss) per common share -
  assuming dilution:
  Before extraordinary gain                      $    (1.65)    $    (1.63)    $      .80
  Effect of extraordinary gain                           --             --            .02
                                                 ----------     ----------     ----------
                                                 $    (1.65)    $    (1.63)    $      .82
                                                 ==========     ==========     ==========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------
    Column A                     Column B     Column C     Column D    Column E      Column F
-----------------------------------------------------------------------------------------------

                                              Additions    Additions   Deductions
                                 Balance at   charged to   charged to  written off   Balance at
                                 beginning     cost and      other       against       end of
    Description                  of period     expenses     accounts     reserve       period
-----------------------------------------------------------------------------------------------
    SEPTEMBER 30, 1996:


     Allowance for
       doubtful  accounts           126           198         --           140           184


    SEPTEMBER 30, 1997:

     Allowance for
       doubtful accounts            184           100         --            40           244


    SEPTEMBER 30, 1998:

     Allowance for
       doubtful accounts            244         1,333         --           312         1,265

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  December 22, 1998               GALILEO CORPORATION

                                        /s/ W. Kip Speyer
                                        -------------------------------
                                            W. Kip Speyer, President
                                            and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 28, 1998.


                            /s/ W. Kip Speyer
                            ----------------------------------------------------
                                W. Kip Speyer, President and
                                Chief Executive Officer and Director
                                (Principal Executive Officer)

                            /s/ Stephen P. Todd
                            ----------------------------------------------------
                                Stephen P. Todd, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

                            /s/ John F. Blais, Jr.
                            ----------------------------------------------------
                                John F. Blais, Jr.
                                Director


                            ----------------------------------------------------
                                Allen E. Busching
                                Director

                            /s/ Todd F. Davenport
                            ----------------------------------------------------
                                Todd F. Davenport
                                Director


                            ----------------------------------------------------
                                Robert D. Happ
                                Director

                                INDEX TO EXHIBITS

Exhibit  #                                                                            Page
----------                                                                            ----

  3.1   Registrant's Restated Certificate of Incorporation and amendment thereto
        (filed as Exhibit 4.1 to the Registrant's registration statement on Form
        S-2, File No. 33-13752, and incorporated herein by reference).

  3.2 Registrant's amended and restated By-Laws (filed as Exhibit 4.2 to the Registrant's registration statement on Form S-2, File No. 33-13752, and incorporated herein by reference).

  4.1   Specimen Certificate of the Registrant's Common Stock (filed as Exhibit
        4.1 to the Registrant's registration statement on Form S-2, File No.
        33-13752, and incorporated herein by reference).

  4.2   Loan Agreement dated January 27, 1998 between the Registrant and
        BankBoston, N.A. under which the Registrant entered into a $12.0 million revolving credit facility (filed as Exhibit 4 to the Registrant's Form
        10-Q dated May 15, 1998, and incorporated herein by reference).

  4.3   First Amendment to the Loan Agreement dated August 21, 1998 between the
        Registrant and BankBoston, N.A. under which the amount of the revolving credit facility was increased to $14.0 million.

 10.1   Stock Option Plan adopted October 23, 1991 (filed as an exhibit to the
        Registrant's Proxy Statement dated December 17, 1991, and incorporated herein by reference).

 10.2 Director Stock Option Plan adopted November 10, 1995 (filed as an exhibit to the Registrant's Proxy Statement dated December 11, 1995, and incorporated herein by reference).

 10.3 Agreement and Plan of Merger dated July 17, 1996, among the Registrant, a wholly-owned subsidiary of the Registrant, Leisegang Medical, Inc., and the principal shareholders of Leisegang, under which the Registrant acquired Leisegang, effective August 6, 1996 (Filed as Exhibit 2.1 to the Registrant's Form 8-K dated August 6, 1996, File No. 33-13752, and incorporated herein by reference).

 10.4   Agreement and Plan of Merger dated December 30, 1997, among the
        Registrant, a wholly-owned subsidiary of the Registrant, OFC
        Corporation, and the Principal Stockholders of OFC Corporation, under which the Registrant acquired OFC Corporation, effective January 30,
        1998 (filed as Exhibit 2.1 to the Registrant's Form 8-K dated December
        30, 1997, and incorporated herein by reference).

 10.5   Employment Agreement dated August 6, 1996 among the Registrant,
        Leisegang Medical, Inc. and W. Kip Speyer under which Mr. Speyer agreed to serve as President of Leisegang Medical, Inc., a wholly-owned subsidiary of the Registrant.

 10.6   Employment Agreement dated January 30, 1998 between the Registrant and John
        F. Blais, Jr. under which Mr. Blais agreed to serve as President of
        Optical Filter Corporation, a wholly-owned subsidiary of the Registrant.


 21     List of Subsidiaries of the Registrant (filed as Exhibit 21.0 to the
        Registrant's Form S-3,File No. 333-46471, and incorporated herein by reference).

 23 Consent of Independent Auditors for incorporation by reference in previously filed Registration Statements.

 27.1   Financial Data Schedule.

 27.2   Restated Financial Data Schedules.

Executive Compensation Plans and Arrangements

Exhibits 10.1, 10.2, 10.5 and 10.6 are management contracts or compensatory plans or arrangements in which the executive officers or directors of the Company participate.

                                                                      EXHIBIT 23



                         CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statements (Form S-3, Nos. 333-19391 and 33-46471) of Galileo Corporation and in the Registration Statements (Form S-8, 2-92671, 33-5142, 33-47589, 33-47588,
333-02435, 333-23345 and 333-48375) pertaining to the Stock Option and Stock Purchase Plans of Galileo Corporation, of our report dated December 22, 1998, with respect to the consolidated financial statements and schedule of Galileo Corporation included in the Annual Report (Form 10-K) for the year ended September 30, 1998.





Providence, Rhode Island                                  ERNST & YOUNG LLP
December 22, 1998