Form 10-Q
period 1998-12-31
GALILEO CORP
filed 1999-02-16
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the quarterly period ended DECEMBER 31, 1998

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

                     YES   X          NO
                         -----           -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at December 31, 1998
---------------------------                  --------------------------------
COMMON STOCK, PAR VALUE $.01                        8,071,250 SHARES

                               GALILEO CORPORATION
                                     INDEX

PART I.    Financial Information:
                                                                       Page No.
                                                                      ---------

Item 1. Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets at December 31, 1998 and
  September 30, 1998....................................................  3

  Condensed Consolidated Statements of Operations for the Three Months
  Ended December 31, 1998 and 1997......................................  4

  Condensed Consolidated Statement of Changes in Shareholders' Equity
  for the Three Months Ended December 31, 1998..........................  5

  Condensed Consolidated Statements of Cash Flows for the Three Months
  Ended December 31, 1998 and 1997......................................  6

  Notes to Condensed Consolidated Financial Statements..................  7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................... 11

Item 3. Quantitative and Qualitative Disclosures About
Market Risk............................................................. 14

    PART II.       Other Information:

Item 5. Other Information............................................... 15

Item 6. Exhibits and Reports on Form 8-K................................ 15

    Signatures                                                           17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GALILEO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                (Unaudited)
                                                               Dec. 31, 1998  Sept. 30, 1998
                                                               -------------  --------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $    754        $    710
  Accounts receivable, net                                          6,700           7,952
  Inventories, net                                                  8,711           8,828
  Other current assets                                                705           1,092
  Assets held for sale                                              7,650             ---
                                                                 --------        --------
  Total current assets                                             24,520          18,582
Property, plant and equipment, net                                  6,853          16,128
Excess of cost over the fair value of assets acquired, net         19,203          19,396
Other assets, net                                                   1,334           1,548
                                                                 --------        --------
Total assets                                                     $ 51,910        $ 55,654
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable (See Notes 2 and 5)                             $ 13,596        $ 11,846
   Current portion of other notes payable                             190           1,458
   Accounts payable                                                 4,363           4,283
   Accrued liabilities                                              4,182           4,400
                                                                 --------        --------
   Total current liabilities                                       22,331          21,987
                                                                 --------        --------
Other liabilities                                                     992           1,008
                                                                 --------        --------

Shareholders' equity:
   Common stock                                                        81              81
   Additional paid-in capital                                      52,232          52,176
   Accumulated deficit                                            (23,686)        (19,545)
   Accumulated other comprehensive loss                               (40)            (53)
                                                                 --------        --------
Total shareholders' equity                                         28,587          32,659
                                                                 --------        --------
Total liabilities and shareholders' equity                       $ 51,910        $ 55,654
                                                                 ========        ========


See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                  For the Three Months Ended
                                                         December 31,
                                                     1998       1997
                                                  ---------------------
Net sales                                          $ 10,762   $ 8,563

Cost of sales                                         6,845     5,775
                                                   ------------------
Gross profit                                          3,917     2,788

Engineering expenses                                  1,099     1,328

Selling and administrative expenses                   4,819     2,620

Reduction in carrying value of certain long-
 lived assets                                         1,841       ---
                                                   ------------------
                                                      7,759     3,948
                                                   ------------------
Operating loss before other income and
 income taxes                                        (3,842)   (1,160)

Interest income (expense), net                         (320)       57

Other income, net                                        27       ---
                                                   ------------------

Loss before income taxes                             (4,135)   (1,103)

Provision for income taxes                                6         8
                                                   ------------------

Net loss                                           $ (4,141)  $(1,111)
                                                   ==================
Net loss per share - basic and assuming
 dilution
                                                   $  (0.51)  $ (0.16)
                                                   ==================


See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                               Additional                     Other        Total
                                    Common      Paid-In      Accumulated  Comprehensive Shareholders'
                                     Stock      Capital        Deficit         Loss       Equity
=====================================================================================================
Balance, September 30, 1998           $81       $52,176       $(19,545)       $(53)       $ 32,659
                                                                                          --------

Net income                             --            --         (4,141)         --          (4,141)


Currency translation adjustment        --            --             --          13              13

                                                                                          --------
Comprehensive loss                                                                          (4,128)
                                                                                          --------
Exercise of stock options and
 related  tax benefit                  --            56             --          --              56
                                      ------------------------------------------------------------
Balance, December 31, 1998            $81       $52,232       $(23,686)       $(40)       $ 28,587
                                      ============================================================



See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                 For the Three Months Ended
                                                                                         December 31,
                                                                                      1998           1997
                                                                                 --------------------------
Cash flows from operating activities:
Net loss                                                                            $(4,141)       $(1,111)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                                      921            665
     Reduction in carrying value of certain long-lived assets                         1,841             --
     Other adjustments, net                                                              --              4
Increase (Decrease) in cash from changes in operating assets and liabilities:
     Accounts receivable                                                              1,252           (698)
     Inventories                                                                        117            243
     Accounts payable and accrued liabilities                                          (138)        (1,228)
     Other changes, net                                                                 433           (141)
                                                                                    --------       -------
       Total adjustments                                                              4,426         (1,155)
                                                                                    --------       -------
Net cash provided (used) by operating activities                                    $   285        $(2,266)

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                                        --           (951)
  Capital expenditures                                                                 (730)          (292)
                                                                                    --------       -------
Net cash used in investing activities                                                  (730)        (1,243)

Cash flows from financing activities:
    Proceeds from notes payable in default                                            1,750             --
    Payments on notes payable                                                        (1,330)            --
    Proceeds from issuance of common stock                                               56             21
                                                                                    --------       -------
Net cash provided by financing activities                                               476             21
                                                                                    --------       -------
Effect of exchange rate changes on cash                                                  13             44
                                                                                    --------       -------
Net increase (decrease) in cash and cash equivalents                                     44         (3,444)
Cash and cash equivalents at beginning of period                                        710          9,546
                                                                                    --------       -------

Cash and cash equivalents at end of period                                          $   754        $ 6,102
                                                                                    ========       =======

See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments except as disclosed in Note 6) considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1998 Form 10K, which should be read in conjunction with these financial statements.

     The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year.

2.   GOING CONCERN

     The accompanying condensed consolidated financial statements were prepared assuming the Company will continue as a going concern. As a result of a number of developments which have had a materially adverse effect on the results of operations, the Company incurred recurring operating losses, working capital deficiencies and, as of December 31, 1998 and September 30, 1998 was in violation of certain covenants of loan agreements with a bank. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

     As a result of the aforementioned, the Company has taken a number of steps to improve its financial condition, which are summarized as follows:

Private Placement - On January 26, 1999, the Company completed a sale of 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares to an investment entity formed by the principals of Andlinger & Company, Inc. for an aggregate purchase price of $6.0 million. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilution adjustment.

Loan Agreement - Also on January 26, 1999, the Company's bank loan agreement was amended to reduce maximum borrowings to $13.0 million through June 30, 1999 and $6.0 million thereafter and to extend the term of the loan through October 31, 2000. The financial covenants were also amended, and the bank agreed to waive specified previous events of default.

Sale of Non-Strategic Assets - The Company is attempting to sell certain assets that are non-strategic to the on-going business operations, including assets associated with the Company's Medical Endoscope Imaging and Telecommunications businesses. The Company is also evaluating the possibility of a sale of the Sturbridge, Massachusetts facility. There can be no assurance whether or how quickly the Company will reach an agreement for the sale of any of the non-strategic assets.

Cost Reductions - During the three months ended December 31, 1998, the Company terminated its Telecommunications business and further reduced the workforce by 49 employees. These reductions coupled with reductions in force of 61 employees in the fourth quarter of fiscal 1998 are expected to result in annualized cost savings of approximately $5.3 million.

     While the Company's management believes that it has taken the appropriate steps to alleviate the liquidity issue, certain of these steps are contingent upon future events, some of which are not within the Company's control. Actual results may differ from management's expectations.

3.   ACCOUNTING POLICIES

     In the first quarter of fiscal 1998, the Company adopted the Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, a basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to SFAS No. 128.

     The following table sets forth the computation of basic and diluted earnings per share:

                                              For the Three Months Ended
                                                     December 31,
                                                 1998           1997
                                              -----------------------
Numerator:
  Net loss                                    $(4,141)       $(1,111)
                                              ======================
Denominator:

  Weighted average shares - basic               8,071          6,874
  Dilutive employee stock options                  --             --
                                              ======================
  Weighted average shares - assuming
  dilution                                      8,071          6,874
                                              ======================

Net loss per common share - basic             $ (0.51)       $ (0.16)
                                              ======================
Net loss per common share -

   Assuming dilution                          $ (0.51)       $ (0.16)
                                              ======================


4.   CLASSIFICATION OF INVENTORIES:

                                           December 31,  September 30,
                                               1998         1998
                                          ----------------------------
Finished Goods                                 $5,022       $5,223
Work-in-progress                                1,999        1,819
Raw Materials                                   1,606        1,786
                                               -------------------
                                               $8,627       $8,828
                                               ===================

5.   REVOLVING CREDIT FACILITY

     In January 1998, the Company entered into a revolving credit facility with a bank (as amended in August 1998 and January 1999, the "Loan Agreement"). The Loan Agreement provides for a maximum commitment of $13.0 million through June 30, 1999 and $6.0 million thereafter with interest payable on a monthly basis at the bank's base rate plus 2% per year. The loan, which is secured by substantially all assets of the Company, also includes provisions which require the Company to remit all of the net cash proceeds of asset sales (as defined) to the bank. The maximum commitment will be reduced by an amount equal to the net cash proceeds of asset sales and may not be reinstated. The then outstanding balance of the loan is due and payable in full on October 31, 2000. The outstanding balance of this facility at December 31, 1998 and September 30, 1998 was $13.6 million and $11.8 million, respectively. The carrying value of this debt as of December 31, 1998 and September 30, 1998 approximated its fair market value.

     The Loan Agreement requires a $0.1 million amendment fee payable to the bank on January 2, 1999 that is included in accrued liabilities at December 31, 1998 and September 30, 1998 in the accompanying condensed consolidated financial statements. An additional amendment fee of $0.2 million is payable in 1999.

     As discussed in Note 2, the Company was in violation of certain covenants contained in the Loan Agreement. The bank waived these violations in the amendment to the Loan Agreement executed in January 1999. As a result of the mandatory reduction in the Loan Agreement to $6.0 million at June 30, 1999 and uncertainties associated with the sale of non-strategic assets, the loan balance of $13.6 million and $11.8 million is recorded as a current liability at December 31, 1998 and September 30, 1998, respectively.

6.   NONRECURRING CHARGES

     The Company has recorded a charge of $1.8 million for costs to reduce the carrying value of certain long-lived assets to estimated fair market value primarily related to land and buildings, as well as maintenance and engineering equipment at the Company's Sturbridge, Massachusetts facility.

     During the three months ended December 31, 1998, the Company terminated its Telecommunications business and further reduced the workforce. The Company has suspended all investments for this business and related activities. The Company incurred operating losses related to the Telecommunications business of $0.4 million for the three months ended December 31, 1998.

     The Company reduced its workforce by 49 employees during the three months ended December 31, 1998. The Company recorded one-time operating expenses associated with the reduction in force and other consolidation costs of approximately $0.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenues for the three months ended December 31, 1998, increased to $10.8 million from $8.6 million for the comparable prior-year period. During the quarter, the acquisitions of Les Entreprises Galenica, Inc., ("Galenica") and OFC Corporation ("OFC") contributed $1.1 million and $3.8 million, respectively. The increased revenue from the acquisitions was offset by a reduction in revenue of $1.0 million related to foreign shipment restrictions on the Company's microchannel plate products by the U.S. Department of Defense and a reduction in revenue of $1.7 million related to the discontinuance of the Company's Medical Endoscope Imaging Products.

     Gross profit (as a percentage of revenues) for the three months ended December 31, 1998, of 36.4%, increased from 32.6% from the comparable prior-year period primarily due to the impact of product mix and improved operating efficiencies.

     Engineering expenses decreased to $1.1 million for the three months ended December 31, 1998 from $1.3 million in the comparable prior-year periods as a result of discontinuance of the Company's Medical Endoscope Imaging Products and Telecommunications businesses in 1998.

     Selling and administrative expenses increased to $4.8 million for the three months ended December 31, 1998 from $2.6 million in the comparable prior-year periods due to the inclusion of $1.4 million of operating expenses and goodwill amortization from the acquisitions, as well as severance and other consolidation costs of $0.8 million.

     Interest expense amounted to $0.3 million during the three months ended December 31, 1998 compared with interest income of $0.1 million during the comparable prior period. The increase in interest expense is primarily related to the liquidation of short-term investments held during fiscal 1997 and increased borrowings under the Company's revolving line of credit.

     For both the current and comparable prior-year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carryforwards. The provisions principally relate to foreign taxes.

FINANCIAL CONDITION

     Beginning in 1997 and continuing through the first quarter of fiscal 1999, the Company experienced a number of developments, which have had a materially adverse effect on the results of operations. The Company has incurred recurring operating losses, has a working capital deficiency and, as of December 31, 1998 and September 30, 1998 was in violation of certain financial covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional discussion.

     On January 26, 1999, the Company completed a sale of 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares to an investment entity formed by the principals of Andlinger & Company, Inc. for an aggregate purchase price of $6.0 million. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilution adjustment.

     In January 1998, the Company entered into a revolving credit facility with a bank (as amended in August 1998 and January 1999, the "Loan Agreement"). The Loan Agreement provides for a maximum commitment of $13.0 million through June 30, 1999 and $6.0 million thereafter with interest payable on a monthly basis at the bank's base rate plus 2% per year. The loan, which is secured by substantially all assets of the Company, also includes provisions which require the Company to remit all of the net cash proceeds of asset sales (as defined) to the bank. The maximum commitment will be reduced by an amount equal to the net cash proceeds of asset sales and may not be reinstated. The then outstanding balance of the loan is due and payable in full on October 31, 2000. The outstanding balance of this facility at December 31, 1998 and September 30, 1998 was $13.6 million and $11.8 million, respectively. The carrying value of this debt as of December 31, 1998 and September 30, 1998 approximated its fair market value.

     In order to meet the required reduction of the debt facility to $6.0 million at June 30, 1999, the Company intends to sell certain non-strategic assets. If the Company is unsuccessful in selling certain non-strategic assets, the Company will need to obtain alternative financing to support its current operations. There is no assurance that such alternative financing will be available.

     The Loan Agreement requires a $0.1 million amendment fee payable to the bank on January 2, 1999 that is included in accrued liabilities at December 31, 1998 and September 30, 1998 in the accompanying condensed consolidated financial statements. An additional amendment fee of $0.2 million is payable in 1999.

     As discussed in Note 2, the Company was in violation of certain covenants contained in the Loan Agreement. The bank waived these violations in the amendment to the Loan Agreement executed in January 1999. As a result of the mandatory reduction in the Loan Agreement to $6.0 million at June 30, 1999 and uncertainties associated with the sale of non-strategic assets, the loan balance of $13.6 million and $11.8 million is recorded as a current liability at December 31, 1998 and September 30, 1998, respectively.

     During the three months ended December 31, 1998, the Company decided to sell certain assets deemed to be non-strategic to its on-going business operations, including assets associated with the Company's Medical Endoscope Imaging and Telecommunications Products businesses. The Company is also evaluating the possible sale of the Sturbridge, Massachusetts facility. There can be no assurance whether or how quickly the Company will be able to complete a sale of any of the non-strategic assets.

     Giving effect to reclassifying the loan outstanding to current liabilities and assets held for sale to current assets, the Company's working capital at December 31, 1998 increased to $2.2 million from a working capital deficit of $3.4 million at September 30, 1998.

     Capital spending for the three months ended December 31, 1998, amounted to $0.7 million. This compares with $0.3 million of capital expenditures for the comparable prior-year period. Capital spending during the quarter primarily relates to machinery and equipment to support the development of new products at OFC.

     Cash flows provided by operating activities amounted to $0.3 million for the three-months ended December 31, 1998, as compared with cash flows used in operating activities of $2.3 million in the comparable prior-year period.

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

      The current assessment process for the inventory, testing and remediation of manufacturing control and data control systems will continue throughout calendar 1999. Additionally, the Company is investigating the Year 2000 compliance status of vendors and service providers, and an aggressive surveying has been completed. The Company will attempt to minimize risk and exposure based on responses of these critical vendors and service providers through alternative sources and contingency plans.

     In the event the Company is unable to fully meet Year 2000 compliance, the manufacturing operations in Germany and Canada will be adversely impacted. Any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. While efforts will be made to minimize risk, no assurance can be made that companies in the entire supply chain will not be affected. In that respect, failures and disruptions of the business process remain a possibility, and no assurance can be provided that Year 2000 compliance can be achieved without significant additional costs.

     Previous costs related to Year 2000 compliance were funded through operating cash flows and the Company's revolving debt facility. Through December 31, 1998, the Company expended approximately $0.1 million paid to third party consultants and vendors in remediation efforts. Internal expenditures are not tracked separately. The Company estimates remaining costs to be between $0.2 million and $0.5 million.

     The Company believes it is taking appropriate steps to achieve Year 2000 compliance. As previously discussed, many of the compliance issues rely on the uninterrupted delivery of products and services of third parties. Consequently, there can be no assurance of uninterrupted business processes, or additional costs, losses, or damages occurring as a result of the Year 2000 compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to its revolving credit facility. The interest on the revolving credit facility is subject to fluctuations in the market. The Company does not believe such market risk is material to the Company's consolidated financial statements.

     The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 5.

     The Company will hold its 1999 Annual Meeting of Shareholders on April 6, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

      3 Amended and Restated By-Laws of the Company, as amended on January 26, 1999.

      10.1 Employment Agreement dated November 16, 1998 between the Company and W. Kip Speyer, President and Chief
             Executive Officer of the Company.

      10.2 Employment Agreement dated January 1, 1999 between the Company and Josef W. Rokus, Vice President of the Company.

      10.3 Consulting Agreement dated November 19, 1998 between the Company and William T. Hanley.

      10.4 Indemnification Agreement dated December 17, 1998 between the Company and Stephen P. Todd, Interim Chief Financial Officer of the Company.

      10.5 Nonstatutory Stock Option Agreement dated December 31, 1998 between the Company and W. Kip Speyer, President and Chief Executive Officer of the Company.

      10.6 Second Amendment to Loan Agreement dated January 25, 1999 between the Company and BankBoston, N.A.

      27     Financial Data Schedule (EDGAR filing only).


b.   Reports on Form 8-K

1. On October 30, 1998, the Company filed a Current Report on Form 8-K reporting under "Item 5. Other Events" certain developments affecting its operation and management, including restatement of the Company's financial statements for the second and third quarters ended March 31, 1998 and June 30, 1998 of the fiscal year 1998, the resignation of the Chief Financial Officer of the Company and the engagement of Argus Management Corporation as a consultant to the Company.

2. On November 10, 1998, the Company filed a Current Report on Form 8-K reporting under "Item 5. Other Events" that discussions to sell certain of the Company's product lines had terminated.

3. On November 30, 1998, the Company filed a Current Report on Form 8-K reporting under "Item 5. Other Events" certain changes in the senior management Hof the Company and the Board of Directors, including the resignation of the President and Chief Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GALILEO CORPORATION

Dated: February 16, 1999            /s/ W. Kip Speyer
                                   -------------------------------------------
                                   W. Kip Speyer, President and
                                   Chief Executive Officer (Principal
                                   Executive Officer)


                                   /s/ Stephen P. Todd
                                  --------------------------------------------
                                  Stephen P. Todd, Interim Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.                                                             PAGE NO.

       3     Amended and Restated By-Laws, as amended
             on January 26, 1999.                                          19

    10.1     Employment Agreement dated November 16, 1998
             between the Company and W. Kip Speyer, President
             and Chief Executive Officer of the Company.                   33

    10.2     Employment Agreement dated January 1, 1999
             between the Company and Josef W. Rokus,
             Vice President of the Company.                                37

    10.3     Consulting Agreement dated November 19,
             1998 between the Company and William T. Hanley.               40

    10.4     Indemnification Agreement dated December 17,
             1998 between the Company and Stephen P. Todd,
             Interim Chief Financial Officer of the Company.               44

    10.5     Nonstatutory Stock Option Agreement dated
             December 31, 1998 between the Company and
             W. Kip Speyer, President and Chief Executive
             Officer of the Company.                                       46

    10.6     Second Amendment to Loan Agreement dated
             January 25, 1999 between the Company and
             BankBoston, N.A.                                              49

     27      Financial Data Schedule                                     EDGAR
                                                                        Filing
                                                                          Only