Form 10-Q
period 1999-03-31
GALILEO CORP
filed 1999-05-14
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: MARCH 31, 1999

Commission File Number: 0-11309

                               GALILEO CORPORATION
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                            04-2526583
 (State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                             Identification No.)

 GALILEO PARK, P.O. BOX 550, STURBRIDGE, MASSACHUSETTS                    01566
 (Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number including area code               (508) 347-9191


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at April 20, 1999
       ----------------------------         -----------------------------
       COMMON STOCK, PAR VALUE $.01               10,100,887 SHARES




                                  PAGE 1 OF 18

                      Index to Exhibits appears on Page 18

                               GALILEO CORPORATION
                                      INDEX



PART I.  Financial Information:                                         Page No.
                                                                        --------
Item 1.  Financial Statements (unaudited)


    Condensed Consolidated Balance Sheets at March 31, 1999 and
         September 30, 1998.............................................    3

    Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended March 31, 1999 and 1998.............    4

    Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended March 31, 1999 and 1998...........................    5

    Notes to Condensed Consolidated Financial Statements................    6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   10


PART II. Other Information:

Item 1.  Legal Proceedings..............................................   14

Item 2.  Changes in Securities and Use of Proceeds......................   15

Item 4.  Submission of Matters to a Vote of Security Holders............   15

Item 5.  Other Information..............................................   16

Item 6.  Exhibits and Reports on Form 8-K...............................   16

         Signatures.....................................................   17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GALILEO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                              (Unaudited)
                                                             March 31, 1999  Sept. 30, 1998
                                                             --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  1,230        $    710
  Accounts receivable, net                                         6,379           7,952
  Inventories, net                                                 7,699           8,828
  Other current assets                                               731           1,092
  Assets held for sale                                             7,650              --
                                                                --------        --------
  Total current assets                                            23,689          18,582
Property, plant and equipment, net                                 8,446          16,128
Excess of cost over the fair value of assets acquired, net        19,034          19,396
Other assets, net                                                  1,198           1,548
                                                                --------        --------
Total assets                                                    $ 52,367        $ 55,654
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable (See Notes 2 and 6)                             $  8,963        $ 11,846
  Current portion of other notes payable                             143           1,458
  Accounts payable                                                 3,012           4,283
  Accrued liabilities                                              5,213           4,400
                                                                --------        --------
  Total current liabilities                                       17,331          21,987
Other liabilities                                                    957           1,008
Commitments and contingencies (Note 8)                                --              --
Shareholders' equity:
  Common stock                                                       101              81
  Additional paid-in capital                                      57,667          52,176
  Accumulated deficit                                            (23,506)        (19,545)
  Accumulated other comprehensive loss                              (183)            (53)
                                                                --------        --------
   Total shareholders' equity                                     34,079          32,659
                                                                --------        --------
Total liabilities and shareholders' equity                      $ 52,367        $ 55,654
                                                                ========        ========


See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands except per share data)



                                                     For the Three Months Ended            For the Six Months Ended
                                                             March 31,                             March 31,
                                                      1999               1998               1999               1998
                                                    -----------------------------------------------------------------
Net sales                                           $ 10,841           $ 11,473           $ 21,603           $ 20,040

Cost of sales                                          6,350              7,501             13,195             13,273
                                                    -----------------------------------------------------------------

Gross profit                                           4,491              3,972              8,408              6,767

Engineering expenses                                     252              1,575                904              2,966

Selling and administrative expenses                    3,841              3,199              9,020              5,765

Reduction in carrying value of certain long-
  lived assets                                            --                 --              1,841                 --
                                                    -----------------------------------------------------------------
                                                       4,093              4,774             11,765              8,731
                                                    -----------------------------------------------------------------

Operating profit (loss)                                  398               (802)            (3,357)            (1,964)

Interest expense, net                                   (228)              (124)              (548)               (71)

Other income, net                                         61                  3                 88                  8
                                                    -----------------------------------------------------------------

Profit (loss) before income taxes                        231               (923)            (3,817)            (2,027)

Provision (benefit) for income taxes                      51                (27)               144                (20)
                                                    -----------------------------------------------------------------

Net income (loss)                                   $    180           $   (896)          $ (3,961)          $ (2,007)
                                                    =================================================================
Net income (loss) per share - basic and assuming
  dilution                                          $   0.02           $  (0.12)          $  (0.45)          $  (0.28)
                                                    =================================================================



See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                                   For the Six Months Ended
                                                                           March 31,
                                                                     1999            1998
                                                                   ------------------------
Cash flows from operating activities:
Net loss                                                           $ (3,961)       $ (2,007)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                    1,619           1,142
     Reduction in carrying value of certain long-lived assets         1,841              --
     Other adjustments, net                                              --               8
Increase (Decrease) in cash from changes in operating assets and liabilities:
     Accounts receivable                                              1,573           1,306
     Inventories                                                        836            (778)
     Accounts payable and accrued liabilities                        (1,158)         (1,597)
     Other changes, net                                                 445             173
                                                                   ------------------------
       Total adjustments                                              5,156             254
                                                                   ------------------------
Net cash provided (used) by operating activities                   $  1,195        $ (1,753)

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                        --         (10,627)
  Capital expenditures                                               (1,859)         (1,682)
  Other investing activities                                            136              --
                                                                   ------------------------
Net cash used in investing activities                              $ (1,723)       $(12,309)

Cash flows from financing activities:
  Proceeds from notes payable in default                              1,750           8,800
  Payments on notes payable                                          (6,083)         (2,294)
  Exercise of stock options                                             139              51
  Proceeds from issuance of common stock, net                         5,372              --
  Other financing, net                                                   --              27
                                                                   ------------------------
Net cash provided by financing activities                          $  1,178        $  6,584

Effect of exchange rate changes on cash                                (130)             --
                                                                   ------------------------
Net increase (decrease) in cash and cash equivalents               $    520        $ (7,478)
Cash and cash equivalents at beginning of period                        710           9,546
                                                                   ========================

Cash and cash equivalents at end of period                         $  1,230        $  2,068
                                                                   ========================

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments except as disclosed in Note 7) considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1998 Form 10-K, which should be read in conjunction with these financial statements.

     The results of operations for the three and six months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to amounts reported in previous quarters in order to conform with the current quarter presentation.


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

     As a result of the aforementioned, the Company has taken a number of steps to improve its financial condition, which are summarized as follows:

Private Placement - On January 26, 1999, the Company completed the sale of 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares, to an investment entity formed by the principals of Andlinger & Company, Inc. for an aggregate purchase price of $6.0 million. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilution adjustment.

Loan Agreement - Also on January 26, 1999, the Company's bank loan agreement was amended to reduce maximum borrowings to $13.0 million through June 30, 1999 and $6.0 million thereafter and to extend the term of the loan through October 31, 2000. The financial covenants were also amended, and the bank agreed to waive specified previous events of default.

Sale of Non-Strategic Assets - The Company is attempting to sell certain assets that are non-strategic to the on-going business operations. The Company is also evaluating the possibility of the sale of the Sturbridge, Massachusetts facility. There can be no assurance as to whether or how quickly the Company will reach an agreement for the sale of any of the non-strategic assets.

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


3.   EARNINGS PER SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):



                                                For the Three Months Ended     For the Six Months Ended
                                                         March 31,                    March 31,
                                                    1999           1998          1999           1998
                                                  -----------------------------------------------------
Numerator:
  Net income (loss)                               $    180        $ (896)       $(3,961)       $(2,007)
                                                  -----------------------------------------------------

Denominator:
  Weighted average shares - basic                    9,534         7,621          8,794          7,248
  Dilutive employee stock options                    1,075            --             --             --
                                                  ====================================================

  Weighted average shares - assuming dilution       10,609         7,621          8,794          7,248
                                                  ====================================================

Net income (loss) per common share - basic        $   0.02        $(0.12)       $ (0.45)       $ (0.28)
                                                  ====================================================

Net income (loss) per common share - assuming
dilution
                                                  $   0.02        $(0.12)       $ (0.45)       $ (0.28)
                                                  ====================================================




     Common stock equivalents were antidilutive and therefore were not included in the computation of weighted average shares used in computing the diluted loss per share for the three and six months ended March 31, 1998 and the six months ended March 31, 1999.

4.   INVENTORIES

     Inventories consist of the following:


                       March 31,          September 30,
                         1999                 1998
                        ---------------------------
                             (Amounts in 000's)

Finished Goods          $4,176               $5,223
Work-in-progress         1,412                1,819
Raw Materials            2,111                1,786
                        ---------------------------
                        $7,699               $8,828
                        ===========================


5.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was $40,000 and ($4.1) million for the three and six months ended March 31, 1999 and ($.9) million and ($2.0) million for the three and six months ended March 31, 1998.

6.   REVOLVING CREDIT FACILITY

     In January 1998, the Company entered into a revolving credit facility with a bank (as amended in August 1998 and January 1999, the "Loan Agreement"). The Loan Agreement provides for a maximum commitment of $13.0 million through June 30, 1999 and $6.0 million thereafter with interest payable on a monthly basis at the bank's base rate plus 2% per year. The loan, which is secured by substantially all assets of the Company, also includes provisions which require the Company to remit all of the net cash proceeds of asset sales (as defined) to the bank. The maximum commitment will be reduced by an amount equal to the net cash proceeds of asset sales and may not be reinstated. The then outstanding balance of the loan is due and payable in full on October 31, 2000. The outstanding balance of this facility at March 31, 1999 and September 30, 1998 was $9.0 million and $11.8 million, respectively. The carrying value of this debt as of March 31, 1999 and September 30, 1998 approximated its fair market value.

     In compliance with the Loan Agreement, a $0.1 million amendment fee was paid to the bank on January 2, 1999 in addition to a fee totaling $0.2 million payable quarterly in 1999.

     As discussed in Note 2, the Company was in violation of certain covenants contained in the Loan Agreement. The bank waived these violations in the amendment to the Loan Agreement executed in January 1999. As a result of the mandatory reduction in the Loan Agreement to $6.0 million at June 30, 1999 and uncertainties associated with the sale of non-strategic assets, the loan balance of $9.0 million and $11.8 million is recorded as a current liability at March 31, 1999 and September 30, 1998, respectively.

7.   NONRECURRING CHARGES

     In December 1998, the Company recorded a charge of $1.8 million for costs to reduce the carrying value of certain long-lived assets to estimated fair market value primarily related to land and buildings, as well as maintenance and engineering equipment, at the Company's Sturbridge, Massachusetts facility.

     During the three months ended December 31, 1998, the Company terminated its Telecommunications business and further reduced the workforce. The Company has suspended all investments for this business and related activities. In addition, the Company incurred operating losses related to the Telecommunications business of $0.4 million for the three months ended December 31, 1998. No additional losses were incurred during the three-month period ending March 31, 1999, and none are expected in subsequent quarters.

     The Company reduced its workforce by 49 employees during the three months ended December 31, 1998. The Company recorded a one-time operating expense associated with the reduction-in-force and other consolidation costs of approximately $0.8 million. No additional reductions or costs were incurred during the quarter ended March 31, 1999.

8.   COMMITMENTS AND CONTINGENCIES

     Legal Proceedings - There are four class action lawsuits pending against the Company and certain of its former officers alleging violations of the federal securities laws. The Court recently selected a lead plaintiff as required by the federal securities laws. The plaintiff must consolidate these cases by filing a Consolidated Complaint by June 7, 1999. Upon receipt of the Consolidated Complaint, the Company and individual defendants will have 45 days to respond. The Company will vigorously defend these lawsuits, and believes they are without merit.

     Environmental Matters - Related to the completed clean-up and continued monitoring of a previously environmentally contaminated area, the Company is in the process of attempting to locate a suspected source of soil contamination resulting from what is believed to be an isolated disposal of certain industrial wastes on its property in an area which is now part of a parking lot. That work is still in progress, and the final results are not yet available. However, the Company estimates that the cost to complete the work now underway is in the $.1 million to $.2 million range, which has been provided for in the financial statements for the period ending March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1999

        Revenues for the three months ended March 31, 1999, decreased to $10.8 million from $11.5 million for the comparable prior-year period. The decline in revenue is attributed to lower sales within the Scientific Detector Products (SDP) Business of which $0.4 million is related to foreign shipment restrictions on the Company's microchannel plate products by the U.S. Department of Defense.

        Gross profit (as a percentage of revenues) for the three months ended March 31, 1999, of 41.4%, increased from 34.6% from the comparable prior-year period primarily due to the impact of cost reduction programs and improved operating efficiencies.

        Engineering expenses decreased to $0.3 million for the three months ended March 31, 1999 from $1.6 million in the comparable prior-year period as a result of discontinuance of the Company's Medical Endoscope Imaging Products and Telecommunications businesses in 1998 ($1.0 million) and the reclassification of certain expenses more properly classified as selling and administrative expense ($.3 million).

        Selling and administrative expenses increased to $3.8 million for the three months ended March 31, 1999 from $3.2 million in the comparable prior-year period primarily due to the engineering expense reclassification mentioned above.

        Interest expense-net amounted to $0.2 million during the three months ended March 31, 1999 compared with $0.1 million during the comparable prior-year period from increased bank borrowings.

        For both the current and comparable prior-year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carry-forwards. The provision for income taxes for the current year period relates to foreign taxes.


        RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED MARCH 31, 1999

        Revenues for the six months ended March 31, 1999, increased to $21.6 million from $20.0 million for the comparable prior-year period. The acquisitions of Les Entreprises Galenica, Inc., ("Galenica") and OFC Corporation ("OFC") in the second quarter of fiscal 1998, contributed an additional $1.1 million and $3.8 million of revenues, respectively. The increased revenues from the acquisitions was offset by a reduction in revenues of $1.2 million attributable to the overall SDP business and impacted by foreign shipment restrictions on the Company's microchannel plate products by the U.S. Department of Defense and a reduction in revenues of $1.8 million related to the discontinuance of the Company's Medical Endoscope Imaging Products.

        Gross profit (as a percentage of revenues) for the six months ended March 31, 1999, of 38.9%, increased from 33.8% from the comparable prior-year period primarily due to the impact of product mix from the acquired businesses and improved operating efficiencies.

        Engineering expenses decreased to $0.9 million for the six months ended March 31, 1999 from $3.0 million in the comparable prior-year period as a result of the discontinuance of the Company's Medical Endoscope Imaging Products and Telecommunications businesses in 1998 ($1.7 million) and the reclassification of certain engineering expenses ($0.4 million).

        Selling and administrative expenses increased to $9.0 million for the six months ended March 31, 1999 from $5.8 million in the comparable prior-year period due to, among other things, the inclusion of $1.4 million of operating expenses and goodwill amortization from the acquisitions, severance and other consolidation costs of $0.8 million, and the reclassification of engineering expenses.

        Interest expense-net amounted to $0.5 million during the six months ended March 31, 1999 compared with $0.1 million during the comparable prior-year period. The increase in interest expense is primarily related to increased borrowings under the Company's revolving line of credit.

        For both the current and comparable prior-year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carry-forwards. The provisions for income taxes for the current year period principally relate to foreign taxes.

        FINANCIAL CONDITION

        Beginning in 1997 and continuing through the first quarter of fiscal 1999, the Company experienced a number of developments, which have had a materially adverse effect on the results of operations. The Company has incurred recurring operating losses, and, as of December 31, 1998 and September 30, 1998 was in violation of certain financial covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional discussion.

        On January 26, 1999, the Company completed the sale of 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares to an investment entity formed by the principals of Andlinger & Company, Inc. for an aggregate purchase price of $6.0 million. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilution adjustment.

        In January 1998, the Company entered into a revolving credit facility with a bank (as amended in August 1998 and January 1999, the "Loan Agreement"). The Loan Agreement provides for a maximum commitment of $13.0 million through June 30, 1999 and $6.0 million thereafter with interest payable on a monthly basis at the bank's base rate plus 2% per year. The loan, which is secured by substantially all assets of the Company, also includes provisions which require the Company to remit all of the net cash proceeds of asset sales (as defined) to the bank. The maximum commitment will be reduced by an amount equal to the net cash proceeds of asset sales and may not be reinstated. The then outstanding balance of the loan is due and payable in full on October 31, 2000. The outstanding balances of this facility at March 31, 1999 and September 30, 1998 were $9.0 million and $11.8 million, respectively. The carrying values of this debt as of March 31, 1999 and September 30, 1998 approximated their fair market values.

        In order to meet the required reduction of the debt facility to $6.0 million at June 30, 1999, the Company intends to sell certain non-strategic assets. If the Company is unsuccessful in selling certain non-strategic assets, the Company will need to obtain alternative financing to support its current operations. There is no assurance that such alternative financing will be available.

        In compliance with the Loan Agreement, a $0.1 million amendment fee was paid to the bank on January 2, 1999 in addition to a fee totaling $0.2 million payable quarterly in 1999.

        As discussed in Note 2, the Company was in violation of certain covenants contained in the Loan Agreement. The bank waived these violations in the amendment to the Loan Agreement executed in January 1999. As a result of the mandatory reduction in the Loan Agreement to $6.0 million at June 30, 1999 and uncertainties associated with the sale of non-strategic assets, the loan balance of $9.0 million and $11.8 million is recorded as a current liability at March 31, 1999 and September 30, 1998, respectively.

        During the six months ended March 31, 1999, the Company decided to sell certain assets deemed to be non-strategic to its on-going business operations. The Company is also evaluating the possible sale of the Sturbridge, Massachusetts facility. There can be no assurance whether or how quickly the Company will be able to complete a sale of any of the non-strategic assets.

        Giving effect to reclassifying the loan outstanding to current liabilities and assets held for sale to current assets, the Company's working capital at March 31, 1999 increased to $6.4 million from a working capital deficit of $3.4 million at September 30, 1998.

        Capital spending for the six months ended March 31, 1999, amounted to $1.9 million. This compares with $1.7 million of capital expenditures for the comparable prior-year period. Capital spending during the current six-month period primarily relates to machinery and equipment to support the development of new products at OFC.

        Cash flows provided by operating activities amounted to $1.2 million for the six months ended March 31, 1999, as compared with cash flows used in operating activities of $1.8 million in the comparable prior-year period.

        YEAR 2000

        The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company, its significant customers, or suppliers, fail to make necessary modifications and conversions on a timely basis, the Year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

        In December 1997, the Company established a corporate-wide strategy to address and remedy technology issues relating to the Year 2000. This strategy encompasses four areas: internal technology systems and applications used in its business operations; manufacturing control systems; external systems of vendors and service providers; and technology systems of existing customers.

        The Company has completed an inventory and assessment of all critical internal business systems and applications. With the exception of a system upgrade at Leisegang GmbH, the majority of remedies consisting of upgrades or replacements are complete. The Company expects to have all actions and implementation complete by October 1, 1999, with ongoing testing and verification to continue through December 31, 1999.

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

        In the event the Company is unable to fully meet Year 2000 compliance, the manufacturing operations in Germany will be adversely impacted. Any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. While efforts will be made to minimize risk, no assurance can be made that companies in the entire supply chain will not be affected. In that respect, failures and disruptions of the business process remain a possibility, and no assurance can be provided that Year 2000 compliance can be achieved without significant additional costs.

        Previous costs related to Year 2000 compliance were funded through operating cash flows and the Company's revolving debt facility. Through March 31, 1999, the Company expended approximately $0.2 million paid to third party consultants and vendors in remediation efforts. Internal expenditures are not tracked separately. The Company estimates remaining costs to be between $0.1 million and $0.3 million.

        The Company believes it is taking appropriate steps to achieve Year 2000 compliance. As previously discussed, many of the compliance issues rely on the uninterrupted delivery of products and services of third parties. Consequently, there can be no assurance of uninterrupted business processes, or additional costs, losses, or damages occurring as a result of the Year 2000 compliance.

        FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes forward-looking statements concerning the sale of certain non-strategic assets, costs of testing and verification relating to Year 2000 compliance, costs relating to environmental clean-up, pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. As could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors which could affect actual results, please refer to the Company's Form 10-K for the fiscal year ended September 30, 1998.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There are four class action lawsuits pending against the Company and certain of its former officers alleging violations of the federal securities laws. The Court recently selected a lead plaintiff as required by the federal securities laws. The plaintiff must consolidate these cases by filing a Consolidated Complaint by June 7, 1999. Upon receipt of the Consolidated Complaint, the Company and individual defendants will have 45 days to respond. The Company will vigorously defend these lawsuits, and believes they are without merit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (C)      Sales of Unregistered Securities

                  In connection with a private placement consummated on January 26, 1999 (the "Private Placement"), the Company issued 2,000,000 shares of the Company's common stock, together with warrants to purchase an additional 2,000,000 shares of the Company's common stock, for an aggregate price of $6,000,000. The warrants are exercisable for a period of 7 1/2 years following issuance at an exercise price of $1.50 per share, subject to antidilution adjustment in certain events. The above-referenced common stock and warrants issued by the Company during the three months ending March 31, 1999 were not registered under the Securities Act of 1933 in reliance upon the registration exemption set forth in Regulation D under the Securities Act of 1933, which exemption was made available to the Company due to the nature and number of investors involved in the Private Placement and the Company's compliance with all other requirements of such exemption.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Annual Meeting of Shareholders was held on April 6,
                      1999.

                  (b) Each of the persons named in the Proxy Statement as a
                      nominee for Director was elected.

                  (c) The following are the voting results on each of the
                      matters that were submitted to the stockholders:

Election of Directors:           For           Against       Withheld

Gerhard R. Andlinger          9,293,929          -0-           77,243
Charles E. Ball               9,293,829          -0-           77,343
John F. Blais, Jr             9,291,465          -0-           79,707
Todd F. Davenport             9,251,129          -0-          120,043
Robert D. Happ                9,082,179          -0-          288,993
Stephen A. Magida             9,294,029          -0-           77,143
W. Kip Speyer                 9,295,403          -0-           75,769

Resolution:
To approve stock option
grant to W. Kip Speyer
for 100,000 shares            7,550,619       1,625,616       194,937


                  Additional information regarding the matters referred to under this Item 4 is set forth in the Proxy Statement dated March 9, 1999 previously filed with the Commission and incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

         ENVIRONMENTAL MATTERS

         Related to the completed clean-up and continued monitoring of a previously environmentally contaminated area, the Company is in the process of attempting to locate a suspected source of soil contamination resulting from what is believed to be an isolated disposal of certain industrial wastes on its property in an area which is now part of a parking lot. That work is still in progress, and the final results are not yet available. However, the Company estimates that the cost to complete the work now underway is in the $.1 million to $.2 million range, which has been provided for in the financial statements for the period ending March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             27    Financial Data Schedule (EDGAR filing only).

         b.  Reports on Form 8-K

         1. Current Report on Form 8-K dated December 22, 1998 and filed on January 5, 1999, with press release dated December 22, 1998 attached as an exhibit thereto, regarding (i) reported financial results for the Company's fourth quarter and fiscal year ended September 30, 1998, (ii) the signing of an agreement with an investment entity relating to the issuance of 2,000,000 shares of the Company's common stock, together with warrants for additional 2,000,000 shares, for an aggregate price of $6,000,000, (iii) the implementation of further cost reduction measures, and (iv) termination of operations of the Company's Telecommunications business.

         2. Current Report on Form 8-K dated January 26, 1999 and filed on February 5, 1999, with press release attached as an exhibit thereto, and Securities Purchase Agreement, Registration Rights Agreement and Stockholders' Agreement incorporated therein by reference, regarding the Company's issuance of 2,000,000 shares of the Company's common stock, together with warrants to purchase an additional 2,000,000 shares of the Company's common stock, for an aggregate price of $6,000,000 in a private transaction.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GALILEO CORPORATION



    Dated:  May 14, 1999          /s/ W. Kip Speyer
                                  ----------------------------------------------
                                  W. Kip Speyer, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/ Thomas J. Mathews
                                  ----------------------------------------------
                                  Thomas J. Mathews, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.                                                         PAGE NO.
-----------                                                         --------
   27           Financial Data Schedule                        EDGAR Filing Only