Form 10-Q
period 1999-06-30
GALILEO CORP
filed 1999-08-13
CIK 711425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: JUNE 30, 1999

Commission File Number: 0-11309

                               GALILEO CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              04-2526583
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

STURBRIDGE BUSINESS PARK, P.O. BOX 550, STURBRIDGE, MASSACHUSETTS          01566
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number including area code                 (508) 347-9191


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES   X             NO _____

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at August 11, 1999
-----------------------------                -------------------------------
 COMMON STOCK, PAR VALUE $.01                    10,210,034 SHARES




                                  PAGE 1 OF 18

                      Index to Exhibits appears on Page 18

                              GALILEO CORPORATION

                                     INDEX



                                                                                       Page No.

PART I.        Financial Information:

Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets at June 30, 1999 and
                 September 30, 1998 .................................................      3

               Condensed Consolidated Statements of Operations for the Three and
                 Nine Months Ended June 30, 1999 and 1998 ...........................      4

               Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended June 30, 1999 and 1998 ................................      5

               Notes to Condensed Consolidated Financial Statements .................      6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..............................................     10



PART II.       Other Information:

Item 1.        Legal Proceedings ....................................................     14

Item 4.        Submission of Matters to a Vote of Security Holders...................     15

Item 5.        Other Information ....................................................     15

Item 6.        Exhibits and Reports on Form 8-K......................................     15

               Signatures ...........................................................     17



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               GALILEO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                       (Unaudited)
                                                                      June 30, 1999    Sept. 30, 1998
                                                                      -------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  1,281          $    710
  Accounts receivable, net                                                  6,609             7,952
  Inventories, net                                                          7,665             8,828
  Other current assets                                                        841             1,092
  Assets held for sale                                                      9,020                --
                                                                         --------          --------
  Total current assets                                                     25,416            18,582
Property, plant and equipment, net                                          8,230            16,128
Excess of cost over the fair value of assets acquired, net                 18,865            19,396
Other assets, net                                                           1,141             1,548
                                                                         --------          --------
Total assets                                                             $ 53,652          $ 55,654
                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable (See Notes 2 and 6)                                      $  9,763          $ 11,846
  Current portion of other notes payable                                       44             1,458
  Accounts payable                                                          2,917             4,283
  Accrued liabilities                                                       5,267             4,400
                                                                         --------          --------
  Total current liabilities                                                17,991            21,987
Other liabilities                                                             920             1,008
Commitments and contingencies (See Note 8)                                     --                --
Shareholders' equity:
  Common stock                                                                101                81
  Additional paid-in capital                                               58,057            52,176
  Accumulated deficit                                                     (23,161)          (19,545)
  Accumulated other comprehensive loss                                       (256)              (53)
                                                                         --------          --------
Total shareholders' equity                                                 34,741            32,659
                                                                         --------          --------
Total liabilities and shareholders' equity                               $ 53,652          $ 55,654
                                                                         ========          ========



See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)





                                                          For the Three Months              For the Nine Months
                                                              Ended June 30,                      June  30,
                                                         1999              1998              1999              1998
                                                    ------------------------------------------------------------------

Net sales                                             $  9,586          $ 12,500          $ 31,189          $ 32,540

Cost of sales                                            5,308             8,586            18,503            21,859
                                                    ------------------------------------------------------------------

Gross profit                                             4,278             3,914            12,686            10,681

Engineering expense                                        314             1,320             1,218             3,954

Selling and administrative expense                       3,440             5,718            12,460            11,815

Reduction in carrying value of certain
    long-lived assets                                       --                --             1,841                --
                                                    ------------------------------------------------------------------
                                                         3,754             7,038            15,519            15,769
                                                    ------------------------------------------------------------------

Operating profit (loss)                                    524            (3,124)           (2,833)           (5,088)

Interest expense, net                                     (243)             (208)             (791)             (278)

Other income, net                                           89                29               177                37
                                                    ------------------------------------------------------------------

Profit (loss) before income taxes                          370            (3,303)           (3,447)           (5,329)

Provision (benefit) for income taxes                        25               (44)              169               (64)
                                                    ------------------------------------------------------------------

Net income (loss)                                     $    345          $ (3,259)         $ (3,616)         $ (5,265)
                                                    ==================================================================
Net income (loss) per share - basic and
   assuming dilution                                  $   0.03          $  (0.41)         $  (0.39)         $  (0.70)
                                                    ==================================================================



See Notes to Condensed Consolidated Financial Statements.

                               GALILEO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                              For the Nine Months
                                                                                  Ended June 30,
                                                                              1999              1998
                                                                          -------------------------------
Cash flows from operating activities:
Net loss                                                                    $ (3,616)          $ (5,265)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                             2,167              2,230
     Reduction in carrying value of certain long-lived assets                  1,841                 --
     Provision (recovery)for potential uncollectible receivables                (204)               984
     Non-cash compensation                                                       204                 --
     Other adjustments, net                                                      (26)                 8
Increase (Decrease) in cash from changes in operating assets and liabilities:
     Accounts receivable                                                       1,547                 35
     Inventories                                                                 870             (1,659)
     Accounts payable and accrued liabilities                                 (1,199)              (224)
     Other changes, net                                                          434                 36
                                                                          -------------------------------
       Total adjustments                                                       5,634              1,410
                                                                          -------------------------------
Net cash provided (used) by operating activities                               2,018             (3,855)
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                                 --            (10,562)
  Capital expenditures                                                        (3,560)            (2,227)
  Other investing activities                                                     136                 --
                                                                          -------------------------------
Net cash used in investing activities                                         (3,424)           (12,789)
Cash flows from financing activities:
  Proceeds from notes payable                                                  2,550             10,300
  Payments on notes payable                                                   (6,047)            (2,219)
  Exercise of stock options                                                      305                 --
  Proceeds from issuance of common stock, net                                  5,372                178
  Other financing, net                                                            --                (15)
                                                                          -------------------------------
Net cash provided by financing activities                                      2,180              8,244

Effect of exchange rate changes on cash                                         (203)                --
                                                                          -------------------------------
Net increase (decrease) in cash and cash equivalents                             571             (8,400)
Cash and cash equivalents at beginning of period                                 710              9,546
                                                                          -------------------------------
Cash and cash equivalents at end of period                                  $  1,281           $  1,146
                                                                          ===============================


See Notes to Condensed Consolidated Financial Statements

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

         The results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to amounts reported in previous quarters in order to conform with the current quarter's presentation.


2.       GOING CONCERN

         The accompanying condensed consolidated financial statements were prepared assuming the Company will continue as a going concern. As a result of a number of developments which have had a materially adverse effect on the results of operations, the Company has incurred recurring operating losses, working capital deficiencies and, as of December 31, 1998 and September 30, 1998, was in violation of certain covenants of loan agreements with a bank. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

         As a result of the aforementioned, the Company has taken a number of steps to improve its financial condition, which are summarized as follows:

Private Placement - On January 26, 1999, the Company completed the sale of 2,000,000 shares of the Company's common stock, together with warrants for an additional 2,000,000 shares, to an investment entity formed by the principals of Andlinger & Company, Inc. for an aggregate purchase price of $6.0 million. The warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to an antidilution adjustment.

Loan Agreement - Also on January 26, 1999, the Company's bank loan agreement was amended to reduce maximum borrowings to $13.0 million through June 30, 1999 and $6.0 million thereafter and to extend the term of the loan through October 31, 2000. The financial covenants were also amended, and the bank agreed to waive specified previous events of default. As discussed in Note 9, the Company sold certain non-strategic assets on July 1, 1999, with the sales proceeds of $8.6 million being applied against its bank borrowings. The Company had received an extension from the bank with respect to reducing its maximum borrowings to $6.0 million and, therefore, was not in default at June 30, 1999.

Sale of Non-Strategic Assets - In addition to the sale of non-strategic assets on July 1, 1999 (Note 9), the Company is also evaluating the possibility of the sale of its Sturbridge, Massachusetts facility. There can be no assurance as to whether or how quickly the Company will reach an agreement for the sale of that facility.

Cost Reductions - During the three months ended December 31, 1998, the Company terminated its Telecommunications business and further reduced the workforce by 49 employees. These reductions, coupled with reductions-in-force of 61 employees in the fourth quarter of fiscal 1998, are expected to result in annualized cost savings of approximately $5.3 million.

         While the Company's management believes that it has taken the appropriate steps to alleviate the liquidity issue, certain of these steps are contingent upon future events, some of which are not within the Company's control. Actual results may differ from management's expectations.


3.       EARNINGS PER SHARE DATA

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):



                                                               For the Three Months Ended        For the Nine Months Ended
                                                                         June 30,                          June 30,
                                                                     1999           1998            1999            1998
                                                             --------------------------------------------- ---------------
Numerator:
  Net income (loss)                                             $   345        $(3,259)        $(3,616)        $(5,265)
                                                             -------------------------------------------------------------

Denominator:
  Weighted average shares - basic                                10,109          8,042           9,232           7,509
  Dilutive employee stock options and warrants                    1,436             --              --              --
                                                             -------------------------------------------------------------

  Weighted average shares - assuming dilution                    11,545          8,042           9,232           7,509
                                                             =============================================================
Net income (loss) per common share - basic and
 assuming dilution                                              $  0.03        $ (0.41)        $ (0.39)        $ (0.70)
                                                             =============================================================




         Common stock equivalents were antidilutive and therefore were not included in the computation of weighted average shares used in computing the diluted loss per share for the three and nine months ended June 30, 1998 and the nine months ended June 30, 1999.

4.       INVENTORIES

         Inventories consist of the following:


                                                            As of
                                                 June 30,            September 30,
                                                   1999                   1998
                                           -------------------------------------------
                                                       (Amounts in 000's)

           Finished Goods                          $4,680                 $5,223
           Work-in-progress                         1,772                  1,819
           Raw Materials                            1,213                  1,786
                                           -------------------------------------------
                                                   $7,665                 $8,828
                                           ===========================================


5.       COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) was $0.3 million and ($3.8) million for the three and nine months ended June 30, 1999 and ($3.3) million and ($5.3) million for the three and nine months ended June 30, 1998.

6.       REVOLVING CREDIT FACILITY

         In January 1998, the Company entered into a revolving credit facility with a bank (as amended in August 1998 and January 1999, the "Loan Agreement"). The Loan Agreement provides for a maximum commitment of $13.0 million through June 30, 1999 and $6.0 million thereafter with interest payable on a monthly basis at the bank's base rate plus 2% per year. The loan, which is secured by substantially all assets of the Company, also includes provisions which require the Company to remit all of the net cash proceeds of asset sales (as defined) to the bank. The maximum commitment will be reduced by an amount equal to the net cash proceeds of asset sales and may not be reinstated. The then outstanding balance of the loan is due and payable in full on October 31, 2000. The outstanding balance of this facility at June 30, 1999 and September 30, 1998 was $9.8 million and $11.8 million, respectively. The carrying value of this debt as of June 30, 1999 and September 30, 1998 approximated its fair market value.

         In compliance with the Loan Agreement, a $0.1 million amendment fee was paid to the bank on January 2, 1999 in addition to a fee totaling $0.2 million payable quarterly in 1999.

         As discussed in Note 2, as of December 31, 1998 and September 30, 1998 the Company was in violation of certain covenants contained in the Loan Agreement. The bank waived these violations in the amendment to the Loan Agreement executed in January 1999. As a result of the mandatory reduction in the Loan Agreement to $6.0 million at June 30, 1999 and uncertainties associated with the sale of non-strategic assets, the loan balance of $9.8 million and $11.8 million is recorded as a current liability at June 30, 1999 and September 30, 1998, respectively. As discussed in Notes 2 and 9, bank borrowings were reduced by $8.6 million on July 1, 1999 to approximately $1.1 million.

7.       NONRECURRING CHARGES

         In December 1998, the Company recorded a charge of $1.8 million to reduce the carrying value of certain long-lived assets to estimated fair market value primarily related to land and buildings, as well as maintenance and engineering equipment, at the Company's Sturbridge, Massachusetts facility.

         During the three months ended December 31, 1998, the Company terminated its Telecommunications business and further reduced the workforce. The Company has suspended all investments for this business and related activities. In addition, the Company incurred operating losses related to the Telecommunications business of $0.4 million for the three months ended December 31, 1998. No additional losses were incurred during the three-month period ending June 30, 1999, and none are expected in subsequent quarters.

         The Company reduced its workforce by 49 employees during the three months ended December 31, 1998. The Company recorded a one-time operating expense associated with the reduction-in-force and other consolidation costs of approximately $0.8 million. No additional reductions or costs were incurred during the quarter ended June 30, 1999.

8.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings - There is one class action lawsuit pending against the Company and certain of its former officers alleging violations of federal securities laws, which was filed on June 21, 1999. This lawsuit consolidates and amends four class action lawsuits filed during the first quarter of fiscal year 1999. The Company is in the process of responding to the allegations contained in the lawsuit. As indicated previously, the Company will vigorously defend this lawsuit and believes that it is without merit.

         Environmental Matters - Related to the completed clean-up and continued monitoring of a previously environmentally contaminated area, the Company has completed the removal of contaminated soil from what is believed to be an isolated disposal of certain industrial wastes on its property in an area which is now part of a parking lot. Additional monitoring will be required to confirm that the remediated area was the single source of the contamination. The Company estimates that the cost to complete the work now underway is in the $0.1 million to $0.2 million range, which has been provided for in the financial statements for the period ending June 30, 1999.

9.       SUBSEQUENT EVENTS

         On July 1, 1999, subsequent to the end of the third quarter, the Company sold its Scientific Detector and Spectroscopy Products (SDP) Business and certain assets related to a previously discontinued business. The proceeds from those transactions, totaling approximately $8.6 million, were applied to the Company's indebtedness under its revolving credit agreement with its principal lender reducing its indebtedness to approximately $1.1 million as of July 1, 1999. The Company will recognize the gain from these transactions in its fourth quarter financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1999

         Revenues for the three months ended June 30, 1999, decreased to $9.6 million from $12.5 million for the comparable prior-year period due to lower sales to a major medical products distributor and the elimination of revenues from discontinued businesses.

         Gross profit (as a percentage of revenues) for the three months ended June 30, 1999, of 44.6%, increased from 31.3% from the comparable prior-year period primarily due to the impact of cost reduction programs, including the benefit of previously announced restructuring programs.

         Engineering expense decreased to $0.3 million for the three months ended June 30, 1999 from $1.3 million in the comparable prior-year period as a result of the discontinuance of the Company's Medical Endoscope Imaging Products and Telecommunications businesses in 1998 ($1.0 million) and the reclassification of certain engineering expenses more properly classified as selling and administrative expense ($0.3 million).

         Selling and administrative expense decreased to $3.4 million for the three months ended June 30, 1999 from $5.7 million in the comparable prior-year period primarily due to (1) the benefits of previously announced restructuring programs and on-going cost reduction programs ($1.0 million), (2) $1.0 million that had been recorded in the previous year for a potentially uncollectible receivable and, (3) the engineering expense reclassification mentioned above ($0.3 million).

         During the quarter ended June 30, 1999, approximately $0.5 million of compensation expense was incurred due to the resignation and termination of certain key executives of the Company. Also during the quarter, the Company recorded recoveries of $0.2 million from certain previously reserved accounts receivable.

         For both the current and comparable prior-year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carry-forwards. The provision for income taxes for the current year period relates to foreign taxes.

         RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED JUNE 30, 1999

         Revenues for the nine months ended June 30, 1999, decreased to $31.2 million from $32.5 million for the comparable prior-year period. The acquisitions of Les Entreprises Galenica, Inc., ("Galenica") and OFC Corporation ("OFC") in the second quarter of fiscal 1998 contributed an additional $1.1 million and $3.8 million of revenues for the nine months ended June 30, 1999, respectively. The increased revenues from the acquisitions were offset by a reduction in revenues of $2.1 million attributable to the overall SDP business and impacted by foreign shipment restrictions on the Company's microchannel plate products by the U.S. Department of Defense and a reduction in revenues of $2.4 million related to the discontinuance of the Company's Medical Endoscope Imaging Products business. Also, sales to a major medical distributor were lower during the nine month period ending June 30, 1999 by $1.7 million.

         Gross profit (as a percentage of revenues) for the nine months ended June 30, 1999, of 40.7%, increased from 32.8% from the comparable prior-year period primarily due to the impact of a more favorable product mix from the acquired businesses, improved operating efficiencies and benefits from cost reduction programs.

         Engineering expense decreased to $1.2 million for the nine months ended June 30, 1999 from $3.9 million in the comparable prior-year period as a result of the discontinuance of the Company's Medical Endoscope Imaging Products and Telecommunications businesses in 1998 ($2.0 million) and the reclassification of certain engineering expenses ($0.7 million) to selling and administrative expense.

         Selling and administrative expense increased to $12.5 million for the nine months ended June 30, 1999 from $11.8 million in the comparable prior-year period due to, among other things, the inclusion of $1.4 million of operating expenses and goodwill amortization from the acquisitions, severance and other consolidation costs of $0.8 million, and the reclassification of engineering expenses ($0.7 million). Offsetting those increases were the elimination of the $1.0 million charge in 1998 for a potentially uncollectible receivable and an approximate $1.0 million benefit realized in 1999 from cost reduction and restructuring programs.

         Interest expense, net amounted to $0.8 million during the nine months ended June 30, 1999 compared with $0.3 million during the comparable prior-year period. The increase in interest expense is primarily related to increased borrowings under the Company's revolving line of credit.

         For both the current and comparable prior-year periods, the Company's effective tax rate differs from the statutory rate primarily due to available tax loss carry-forwards. The provision for income taxes for the current year period principally relates to foreign taxes.

         FINANCIAL CONDITION

         Beginning in 1997 and continuing through the first quarter of fiscal 1999, the Company experienced a number of developments which have had a materially adverse effect on the results of operations. The Company has incurred recurring operating losses through the first quarter of fiscal year 1999, and as of December 31, 1998 and September 30, 1998 was in violation of certain financial covenants of loan agreements. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional discussion.

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

         In January 1998, the Company entered into a revolving credit facility with a bank (as amended in August 1998 and January 1999, the "Loan Agreement"). The Loan Agreement provides for a maximum commitment of $13.0 million through June 30, 1999 and $6.0 million thereafter with interest payable on a monthly basis at the bank's base rate plus 2% per year. The loan, which is secured by substantially all assets of the Company, also includes provisions which require the Company to remit all of the net cash proceeds of asset sales (as defined) to the bank. The maximum commitment will be reduced by an amount equal to the net cash proceeds of asset sales and may not be reinstated. The then outstanding balance of the loan is due and payable in full on October 31, 2000. The outstanding balances of this facility at June 30, 1999 and September 30, 1998 were $9.8 million and $11.8 million, respectively. The carrying values of this debt as of June 30, 1999 and September 30, 1998 approximated their fair market values. In compliance with the Loan Agreement, a $0.1 million amendment fee was paid to the bank on January 2, 1999, in addition to a fee totaling $0.2 million payable quarterly in 1999.

         As discussed in Note 2, the Company was in violation of certain covenants contained in the Loan Agreement. The bank waived these violations in the amendment to the Loan Agreement executed in January 1999. As a result of the mandatory reduction in the Loan Agreement to $6.0 million at June 30, 1999 and uncertainties associated with the sale of non-strategic assets, the loan balance of $9.8 million and $11.8 million is recorded as a current liability at June 30, 1999 and September 30, 1998, respectively.

         As further discussed in Notes 2 and 9 of the Company's Condensed Consolidated Financial Statements, the Company sold certain non-strategic assets as of July 1, 1999 with the cash sales proceeds of $8.6 million being applied against its bank borrowings. Those payments reduced its borrowings to approximately $1.1 million on July 1, 1999. The Company had received an extension until July 14, 1999 for the debt reduction and, therefore, was not in default at June 30, 1999. The Company is evaluating the sale of the Sturbridge, Massachusetts facility. There can be no assurance whether or how quickly the Company could complete that sale.

         Giving effect to reclassifying the loan outstanding to current liabilities and assets held for sale to current assets, the Company's working capital at June 30, 1999 increased to $7.4 million from a working capital deficit of $3.4 million at September 30, 1998.

         Capital spending for the nine months ended June 30, 1999, amounted to $3.6 million. This compares with $2.2 million of capital expenditures for the comparable prior-year period. Capital spending during the current nine-month period primarily relates to machinery and equipment to support the development of new products at OFC Corporation.

         Cash flows provided by operating activities amounted to $2.0 million for the nine months ended June 30, 1999, as compared with cash flows used in operating activities of $3.9 million in the comparable prior-year period.

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

         In December 1997, the Company established a corporate-wide strategy to address and remedy technology issues relating to the Year 2000. This strategy encompasses four areas: internal technology systems and applications used in its business operations, manufacturing control systems, external systems of vendors and service providers, and technology systems of existing customers.

         The Company has completed an inventory and assessment of all critical internal business systems and applications. With the exception of a system upgrade at Leisegang GmbH, the majority of remedies consisting of upgrades or replacements is complete. The Company expects to have all actions and implementations complete by October 1, 1999, with ongoing testing and verification to continue through December 31, 1999.

         The current assessment process for the inventory, testing and remediation of manufacturing control and data control systems will continue throughout calendar year 1999. Additionally, the Company is investigating the Year 2000 compliance status of vendors and service providers, and an aggressive survey has been completed. The Company will attempt to minimize risk and exposure based on responses from these critical vendors and service providers through alternative sources and contingency plans.

         In the event the Company is unable to fully meet Year 2000 compliance, the manufacturing operations at its Leisegang GmbH subsidiary in Germany will be adversely impacted. Any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. While efforts will be made to minimize risk, no assurance can be made that companies in the entire supply chain will not be affected. In that respect, failures and disruptions of the business process remain a possibility, and no assurance can be provided that Year 2000 compliance can be achieved without significant additional costs.

         Previous costs related to Year 2000 compliance were funded through operating cash flows and the Company's revolving debt facility. Through June 30, 1999, the Company expended approximately $0.2 million paid to third party consultants and vendors in remediation efforts. Internal expenditures are not tracked separately. The Company estimates remaining costs should not exceed $0.1 million

         The Company believes it is taking appropriate steps to achieve Year 2000 compliance. As previously discussed, many of the compliance issues rely on the uninterrupted delivery of products and services of third parties. Consequently, there can be no assurance of uninterrupted business processes, or additional costs, losses, or damages occurring as a result of the Year 2000 compliance.

         FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes forward-looking statements concerning the sale of certain non-strategic assets, costs of testing and verification relating to Year 2000 compliance, costs relating to environmental clean-up, pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors which could affect actual results, please refer to the Company's Form 10-K for the fiscal year ended September 30, 1998.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There is one class action lawsuit pending against the Company and certain of its former officers alleging violations of federal securities laws which was filed on June 21, 1999. This lawsuit consolidates and amends four class action lawsuits filed during the first quarter of fiscal year 1999. The Company is in the process of responding to the allegations contained in the lawsuit. As indicated previously, the Company will vigorously defend this lawsuit and believes that it is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on April 6, 1999. Information regarding the matters voted on at the Annual Meeting of Shareholders and the voting results for each matter are set forth in the Company's Form 10-Q for the quarterly period ended March 31, 1999, previously filed with the Commission and incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

         ENVIRONMENTAL MATTERS

         Related to the completed clean-up and continued monitoring of a previously environmentally contaminated area, the Company has completed the removal of contaminated soil from what is believed to be an isolated disposal of certain industrial wastes on its property in an area which is now part of a parking lot. Additional monitoring will be required to confirm that the remediated area was the single source of the contamination. The Company estimates that the cost to complete the work now underway is in the $0.1 million to $0.2 million range, which has been provided for in the financial statements for the period ending June 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.    Exhibits:

         2.1 Consulting and Settlement Agreement and Full and Final Release dated as of July 6, 1999 between Galileo Corporation and W. Kip Speyer.

         2.2 Employee Agreement dated as of July 6, 1999 between John D. Barlow, Jr. and Leisegang Medical, Inc.

         27     Financial Data Schedule (EDGAR filing only).

   b.    Reports on Form 8-K

         1. Current Report on Form 8-K dated June 30, 1999 and filed on July 12, 1999, with press releases dated July 1, 1999 and July 6, 1999, attached as exhibits thereto, regarding (i) the sale of the Company's Scientific Detector and Spectroscopy Products Business to Burle Industries, Inc. for a cash sale price of approximately $7.1 million; (ii) the Company's sale of certain manufacturing assets relating to a previously discontinued business to IPG Photonics Corporation for a sales price of approximately $1.5 million; (iii) the amendment to the Company's revolving credit agreement to extend until July 14, 1999 the applicable dates of certain covenants in the revolving credit agreement, including the Company's obligation to reduce the maximum borrowings thereunder to below $6.0 million, and (iv) the assumption by Gerhard R. Andlinger of the additional titles of President and Chief Executive Officer and the appointment of John D. Barlow as President and Chief Executive Officer of the Company's Leisegang Medical, Inc. subsidiary, both succeeding W. Kip Speyer, who resigned from each of these positions.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GALILEO CORPORATION

Dated:  August 11, 1999          /s/  Gerhard R. Andlinger
                                 --------------------------------------------
                                 Gerhard R. Andlinger, Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



                                 /s/  Thomas J. Mathews
                                 ---------------------------------------------
                                 Thomas J. Mathews, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                               GALILEO CORPORATION
                                INDEX TO EXHIBITS




     EXHIBIT NO.                                                                             PAGE NO.
     -----------                                                                             --------

         2.1           Consulting and Settlement Agreement and Full and Final           EDGAR Filing Only
                       Release dated as of July 6, 1999 between Galileo
                       Corporation and W. Kip Speyer.

         2.2           Employee Agreement dated as of July 6, 1999 between John         EDGAR Filing Only
                       D. Barlow, Jr. and Leisegang Medical, Inc.


         27            Financial Data Schedule                                          EDGAR Filing Only




                                      -18-