Form 10-K
period 1999-09-30
NETOPTIX CORP
filed 1999-12-27
CIK 711425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM [                    ] TO [                    ]

                        COMMISSION FILE NUMBER: 0-11309

                              NETOPTIX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-2526583
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

    STURBRIDGE BUSINESS PARK, P.O. BOX 550, STURBRIDGE, MASSACHUSETTS 01566
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 347-9191

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                              TITLE OF EACH CLASS

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 8, 1999, 11,408,731 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $274.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report, and portions of the Registrants Annual Report on Form 10-K for fiscal year ended September 30, 1998, as amended, are incorporated by reference into Part I of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

CURRENT BUSINESS

     NetOptix Corporation (the "Company" or "NetOptix"), previously known (until September 30, 1999) as Galileo Corporation, along with its wholly-owned subsidiaries, Optical Filter Corporation ("OFC") and Optical Filter Corporation, GmbH ("OFC GmbH"), a German company formed in the fourth quarter of fiscal year 1999 with manufacturing operations expected to commence in the second quarter of fiscal year 2000, develops, manufactures and markets a variety of optical components, optical filters and other systems that incorporate recent advances in photonic technology and optical coating. The products and business of OFC and OFC GmbH are further discussed below. During the fiscal year covered by this Report, which commenced October 1, 1998, through the date of this Report, NetOptix has substantially restructured and reorganized its business operations, including disposing of and agreeing to dispose of businesses which generated a majority of the Company's revenue.

     As a result of certain financial and business reversals suffered by the Company commencing in its 1997 fiscal year and continuing through its 1998 fiscal year, as discussed below, the Company has gone through a substantial restructuring process. As a part of that process, the Company has sold businesses and terminated product lines, has accepted substantial outside capital, has restructured the Board, has identified and disposed of certain assets and businesses determined by the Board to be non-strategic, has refinanced its outstanding bank loans, and has focused its resources on the development and expansion of its optical components business, all as further described below.

     Excluding businesses and assets sold or to be disposed, the Company's business consists principally of the design, manufacture and marketing of a broad range of optical components and systems, including optical filters, optical lens coatings for medical devices, laser systems, infrared thermal imaging devices and optical analytic instruments, as well as one of the world's largest and most technically advanced diamond point turning facilities, which manufactures highly sophisticated optical components and systems for industrial lasers and semiconductor instrumentation (hereinafter referred to as the "Current Businesses"). During the fiscal year, the Company developed and readied for commercial production optical filters for use in Dense Wavelength Division Multiplexing ("DWDM") components of fiberoptic networks serving the telecommunications industry. The Company believes that these technical advances will be the basis for significant growth in its DWDM business during the fiscal year ending September 30, 2000 and beyond. Further information concerning the Current Businesses is set forth below.

DISCONTINUED BUSINESSES

     During the fiscal year ended September 30, 1999, and since the end of such fiscal year and through the date of this Report, the Company has sold, or has agreed to sell, the following businesses (the "Discontinued Businesses"). In the Consolidated Financial Statements of the Company attached hereto, Medical Products and Scientific Detector and Spectroscopy Products are treated as discontinued operations.

     (a) Medical Products. During the fiscal year ended September 30, 1999, the Company developed, manufactured and distributed medical products, consisting primarily of women's health-related products. Sales of medical products accounted for 43%, 43% and 41% of the Company's net sales before restatement for the fiscal years 1999, 1998 and 1997, respectively.

     Leisegang Medical, Inc. ("LMI"), Galenica Inc. ("Galenica") and Leisegang Feinmechanik-Optik GmbH ("Leisegang GmbH") developed, manufactured and distributed women's health-related medical products, primarily to the OB-GYN market, including colposcopes, ultrasound devices, rigid and flexible hysteroscopes, fetal monitors and a variety of surgical and diagnostic instruments. On December 14, 1999, the Company announced that it had entered into an agreement with The Cooper Companies, Inc. ("Cooper") for the sale of substantially all of the women's health-related business to Cooper, as reported on Form 8-K, filed by the Company on December 16, 1999, which is incorporated herein by reference. The sale of the women's health-related medical product business is expected to close on or about January 31, 2000. Accordingly, the women's health-related business is treated as discontinued operations. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Consolidated Financial Statements, "Discontinued Businesses."

     (b) Scientific Detector and Spectroscopy Products ("SDP"). SDP sales, which are described in full in the Form 10-K of the Company for the fiscal year ended September 30, 1998, filed with the Commission on December 29, 1998, as amended by Form 10-K(A), filed with the Commission on January 28, 1999, which Form 10-K, as amended (the "1998 Form 10-K/A") is incorporated herein by reference. SDP sales accounted for 23%, 29% and 37% of the Company's net sales for the fiscal years 1999, 1998 and 1997, respectively. In July 1999, the Company sold its SDP business pursuant to an Asset Purchase Agreement with Burle Electro-Optics Corporation and Burle Industries, Inc., dated as of July 1, 1999, as reported in Form 8-K filed by the Company with the Commission on July 12, 1999, and Form 10-Q filed by the Company with the Commission on August 13, 1999, each of which is incorporated by reference herein.

     (c) Telecommunications Products. As reported in the 1998 Form 10-K/A, in October 1998 the Company determined to explore several options regarding its telecommunications products focused on optical amplification based on fluoride fiber technology. This business was closed in late 1998, and the intellectual property and other assets of this telecommunications product line were sold to IPG Photonics Corporation pursuant to an Asset Purchase Agreement dated as of July 1, 1999, as reported in Form 8-K filed by the Company on July 12, 1999 and Form 10-Q filed by the Company with the Commission on August 13, 1999, each of which is incorporated by reference herein.

OPTICAL SYSTEMS AND COMPONENTS PRODUCTS

     OFC, acquired in January 1998, designs, manufactures and markets a broad range of optical filters, components and systems that incorporate recent advances in photonic technology and optical coating. After allowing for the accounting of discontinued operations, OFC is the only remaining operating business. OFC's products include optical filters, optical lens coatings for medical devices, laser systems, infrared thermal imaging devices and optical analytical instruments.

     The optical filter product line of OFC and OFC GmbH includes DWDM filters, incorporating proprietary advances in filter technology developed by OFC. The DWDM filters of OFC are capable, within certain portions of the light wave spectrum, of dividing a light wave traveling through a fiberoptic network into many separate beams of light, each capable of carrying traffic over the network. The Company believes that there is a large and growing marketplace for DWDM filters. Commercial production of DWDM filters began late in the fourth quarter of fiscal year 1999 and has continued during the first quarter of fiscal year 2000, with commercial shipments commencing in the first quarter of fiscal year 2000. Commencing in the third quarter of fiscal year 1999, the Company added and has continued to add substantial production capacity for its DWDM filter business at its facility in Natick, Massachusetts, and has organized a new subsidiary in Germany, OFC GmbH, which is in the process of completing a facility in Waechtersbach, Germany for optical filter technology research and development as well as commercial production of DWDM filters. The German facility is expected to begin commercial production and shipments in the second quarter of fiscal year 2000. The Company expects to continue to expand its production capacity at its facilities in Natick, Massachusetts and in Germany during the balance of fiscal year 2000 and has arranged financing for such capital expenditures. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

     OFC's operations also include a facility in Keene, New Hampshire, which provides products and services for diamond point turning for highly sophisticated optical components and systems for industrial lasers and for semiconductor instrumentation.

RESEARCH AND NEW PRODUCT DEVELOPMENT

     The Company's scientists and engineers currently conduct research and development in fiberoptic and optical filter technologies, including efforts relating to the DWDM filter technology. The Company's expenditures for research and development relating to its current business were approximately $0.2 million, $3.0 million and $3.7 million for the fiscal years 1999, 1998 and 1997, respectively. In addition to the reported research and development costs reported for fiscal year 1999, other process engineering costs expended to develop and produce filters are included as part of manufacturing costs.

     In June 1999, the Company announced that Ralf T. Faber, an expert in optical filter technology, had joined OFC as President, effective July 1, 1999. Mr. Faber's previous employer, Leybold Systems GmbH, is a leading optical manufacturing equipment company.

     Information concerning the research and development efforts and expenditures of the Discontinued Businesses is excluded as it is no longer relevant.

MARKETING

     The Company markets its current products (excluding the products of the Discontinued Businesses) to original equipment manufacturers through marketing partners, distributors and direct end-users. DWDM filters are sold primarily to manufacturers of telecommunications components and equipment serving the fiberoptics telecommunications network operators, and are incorporated into such equipment.

     Marketing information concerning the Discontinued Businesses is not included in this Report as it is no longer relevant.

CUSTOMERS

     Export sales to foreign customers (excluding sales of the Discontinued Businesses) principally in Europe and North America, amounted to approximately $1.0 million and $1.6 million in fiscal year 1999 and 1998, respectively During fiscal years 1999 and 1998, one customer of the OFC business amounted to approximately 16% and 14% of sales, respectively.

     During the first quarter of fiscal year 2000, OFC began commercial shipments of DWDM filters to three customers. The Company expects to add additional customers for its DWDM filters as production volume increases and additional production capacity is added.

     Export information concerning the Discontinued Business is excluded as it is no longer relevant.

RAW MATERIALS AND SUPPLIES

     The principal raw materials and supplies used by the Company in the optical components business during fiscal year 1999 (excluding raw materials and supplies used in the Discontinued Businesses) consisted primarily of optical substrate materials and chemicals for optical coatings. The Company's optical components business has not experienced any shortages in the past and does not anticipate any future shortages or unavailability of these items. Most raw materials are available from alternative sources.

     Information concerning raw materials and supplies for the Company's Discontinued Businesses has been excluded as no longer relevant.

PATENTS AND INTELLECTUAL PROPERTY

     Although the Company possesses patents related to its optical components business, it does not believe that the protection offered by these patents is of material importance to the success of its continuing businesses. The Company believes that its success depends primarily on continuing research and development, as well as its manufacturing and marketing skills. In particular, production of DWDM filters meeting the required specifications for use in the fiberoptic networks servicing the telecommunications industry is based on a high degree of technology, which the Company believes to be trade secrets and proprietary know-how.

     Information concerning the patents and other intellectual property of the Discontinued Businesses is excluded as it is no longer relevant.

BACKLOG

     At September 30, 1999 and 1998, the sales backlog of the optical components business was $7.2 million and $8.0 million, respectively. All such backlog is or was scheduled for shipment during the following fiscal year.

     Backlog information concerning the Company's Discontinued Businesses has been excluded as it is no longer relevant.

COMPETITION

     The Company's optical components business competes with a variety of manufacturers and suppliers of optical components and optical filters. The Company sells a variety of optical components for defense applications. The Company is currently evaluating the extent of its commitment of resources to the defense market.

     In fiscal year 1999, the Company re-focused its optical components business strategy to serve the telecommunications market. The telecommunications market has experienced rapidly accelerating demand for optical products and OFC today is a growing part of that supply chain. During fiscal year 1999, there was a global shortage of telecommunications filters. This shortage resulted in almost all of the Company's competitors being "sold out," without current excess capacity. Therefore, while there are several companies that make the same products as the Company makes, there have only been a few competitors with capacity to sell. However, this worldwide shortage of filters has invited new entrants into the marketplace and has also caused the existing producers (including OFC) to add capacity as well. Today there are several new producers that are striving for a share of the market. OFC's success will depend on the technological position of its products, the timing of its new product introductions, as well as the service, price, quality and delivery lead-time which it can offer to new customers.

     Information concerning the customers and markets for the Company's Discontinued Businesses has been excluded as no longer relevant.

EMPLOYEES

     As of September 30, 1999, the Company had 291 full-time employees, including 168 full-time employees associated with the Discontinued Businesses. Of these employees, nine were employed at the Company's facilities in Sturbridge, Massachusetts, 111 were employed at OFC in Natick, Massachusetts and in Keene, New Hampshire, 90 at Galenica near Montreal, Canada, 39 at Leisegang GmbH in Berlin, Germany and 42 at LMI, in Boca Raton, Florida. None of these employees is currently covered by a collective bargaining agreement although the Galenica hourly employees have recently voted to join a collective bargaining unit. The Company believes that it has good relations with its employees.

     The employees of the women's health-related medical business, consisting of the employees of Leisegang GmbH, Galenica and LMI, constituting a total of approximately 168 employees, will, effective upon the sale of such businesses to Cooper, either be offered employment by Cooper or will be terminated at or shortly after the consummation of the sale to Cooper. The anticipated employee costs related to the period prior to the closing of the sale of such women's health-related medical business to Cooper, as well as any severance or other obligations arising as a result of such sale, have been reserved for in the Consolidated Financial Statements included in this Report.

ITEM 2.  PROPERTIES

     The Company's current corporate headquarters and the former manufacturing facilities associated with certain of the discontinued operations are located in Sturbridge, Massachusetts, where the Company owns three buildings, with a total of 197,000 square feet on a 56-acre tract. Approximately 100,000 square feet of such facilities have been leased, under leases from one to five years, to third parties, including a five-year lease (with a right to extend for an additional five years) with Burle Electroptics, Inc., the purchaser of the SDP business. The Company believes that the lease payments under all such leases are at current market rates. The

Company has listed the Sturbridge property for sale and such property is included in the Assets Held for Sale reflected in the Company's Consolidated Financial Statements included with this Report. The value of the Sturbridge property on the Consolidated Financial Statements has been written down to $3.0 million as of September 30, 1999.

     The Company's present intention is to locate office space, initially on a lease basis, for its corporate headquarters operations, in the area of Natick, Massachusetts, where OFC has its headquarters. No timetable has been set for this move.

     OFC, a wholly-owned subsidiary, has sales, marketing, administrative and manufacturing facilities in Natick, Massachusetts and additional manufacturing facilities in Keene, New Hampshire. OFC leases approximately 55,000 square feet of space including approximately 25,000 square feet from a related party.

     Galenica, a wholly-owned subsidiary, is located near Montreal, Canada where the Company owns a facility where it manufactures a majority of the products produced by this subsidiary and it also leases approximately 6,000 square feet of space from a related party for sales, marketing and certain manufacturing. In connection with the sale of the women's health-related medical business, the purchaser will acquire title to the owned real estate in Montreal, Canada, and will assume the balance of the lease on the leased facilities.

     Leisegang GmbH, a wholly-owned subsidiary, is located in Berlin, Germany, and leases approximately 23,000 square feet of space for sales, marketing, administration and manufacturing. In connection with the sale of the women's health-related medical business, the purchaser has agreed to purchase the stock of Leisegang GmbH, in which event the real estate owned by Leisegang GmbH will no longer be reflected as owned by a subsidiary of the Company.

     LMI, a wholly-owned subsidiary, is located in Boca Raton, Florida, where it leases approximately 13,000 square feet of space used for sales, service and marketing and administration. In connection with the sale of the women's health-related medical business, the purchaser has agreed to sublet approximately 6,500 square feet of such space for the balance of the lease term, and additional 5,000 square feet of such space for six months after the closing anticipated to occur on or about January 31, 2000. The Company will retain approximately 1,500 square feet for use by its own personnel and will be responsible for the 5,000 square feet when the sublease to Cooper expires six months after the closing.

ITEM 3.  LEGAL PROCEEDINGS

     The four class action lawsuits, commenced against the Company and certain of its former officers during fiscal year 1998, alleging violations of the federal securities laws, as reported in the 1998 Form 10-K/A, have been consolidated into a single action pending in the United States District Court for the District of Massachusetts. The plaintiffs seek damages based upon certain alleged misstatements or omissions in the Company's public announcements and filings. The Company has filed a Motion to Dismiss, to which the class plaintiffs have responded; there has been no ruling on this motion. The Company intends to continue to vigorously defend these lawsuits. There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject, which are not covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market System under the symbol OPTX. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by Nasdaq.

                                                             LOW       HIGH
                                                           -------    -------
FISCAL YEAR 1998
  1st Quarter............................................  $ 8.750    $14.750
  2nd Quarter............................................    9.750     17.500
  3rd Quarter............................................   11.125     16.500
  4th Quarter............................................    2.063     13.125

                                                             LOW       HIGH
                                                           -------    -------
FISCAL YEAR 1999
  1st Quarter............................................    2.750      3.813
  2nd Quarter............................................    3.625      5.750
  3rd Quarter............................................    4.375      7.438
  4th Quarter............................................    7.375     22.250

     The Company had 394 stockholders of record as of December 8, 1999.

     The Company has not paid dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future. In fact, the Company has a retained earnings deficit, and future earnings are expected to be retained for use in its businesses.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------
                                          1999        1998        1997       1996       1995
                                        --------    --------    --------    -------    -------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............................  $ 14,366    $ 14,774    $ 12,816    $42,634    $40,753
Income (loss) from continuing
operations............................   (11,310)    (13,735)    (12,378)     5,527      1,399
Income (loss) from discontinued
  operations, net.....................    (1,567)      1,108       1,194         --         --
Extraordinary gain, net...............        --          --          --        158         --
Net income (loss).....................   (12,877)    (12,627)    (11,184)     5,685      1,399
Earnings (loss) per share from
  continuing operations
  Basic...............................     (1.19)      (1.80)      (1.81)      0.81       0.21
  Diluted.............................     (1.19)      (1.80)      (1.81)      0.80       0.21
Earnings (loss) per share from
  discontinued operations
  Basic...............................     (0.16)       0.15        0.18         --         --
  Diluted.............................     (0.16)       0.15        0.18         --         --
Earnings per share from extraordinary
  gain
  Basic...............................        --          --          --       0.02         --
  Diluted.............................        --          --          --       0.02         --

                                                      YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------
                                          1999        1998        1997       1996       1995
                                        --------    --------    --------    -------    -------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Earnings (loss) per share
  Basic...............................     (1.35)      (1.65)      (1.63)      0.83       0.21
  Diluted.............................     (1.35)      (1.65)      (1.63)      0.82       0.21
Total assets..........................    48,365      55,654      42,727     53,064     48,173
Long-term obligations.................     1,210       1,008         956        132        716

---------------

Notes: Results of operations and earnings per share data for fiscal years 1997 through 1999 have been restated to reflect the Company's discontinued operations. Since continuing operations principally reflect the business of OFC, as it was acquired in January 1998, the periods ended September 30, 1996 and 1995 were not restated as such information would not be meaningful. Balance sheet data for years prior to 1999 have not been restated for discontinued operations. See Note 5, "Discontinued Businesses," to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. To identify forward-looking statements, look for words like "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates," and similar words or phrases. Discussion of strategy, plans or intentions often contain forward-looking statements. These, and all forward-looking statements, necessarily depend on assumptions, dates or methods that may be incorrect or imprecise.

     Events, among others, that could cause actual results and future actions to differ materially from those described by or contemplated in the forward-looking statements include major changes in business conditions and the economy, loss of key senior management, major disruptions in the operation of the OFC manufacturing facilities or delays in delivery of new production equipment, new competition or technologies, significant disruptions caused by their parties failing to address the Year 2000 issue or by problems with the Company's Year 2000 compliance program, foreign currency exchange exposure, investments in research and development and other start-up projects, regulatory issues, significant environmental clean-up costs above those already accrued, litigation costs, costs of business divestitures, and other similar factors.

     During fiscal year 1999, the make-up of the Company has changed dramatically. During the year, the SDP and telecommunications businesses were sold, the sale proceeds being used to reduce the then outstanding bank debt. As the Company has decided to focus on a telecommunications strategy, an agreement was signed on December 14, 1999 to sell LMI and the related women's health-related business and related assets. The transaction is scheduled to close on January 31, 2000.

     The Consolidated Statements of Operations of the Company for the three years ended September 30, 1999 and the consolidated balance sheet and consolidated statement of cash flow as of September 30, 1999 have been reclassified to report the net assets and liabilities and result of operations of the SDP and the LMI Medical businesses as discontinued operations in accordance with generally accepted accounting principles. Accordingly, the consolidated results of continuing operations reflect primarily the results of operations of the remaining operating subsidiary, OFC, and corporate support costs.

RESULTS OF OPERATIONS

  Fiscal Year 1999 Compared to Fiscal Year 1998

     After reflecting the accounting for medical products and SDP businesses as discontinued operations during the fourth quarter of 1999, full year net sales were $0.4 million less than 1998. That decrease was the net result of an increase in sales at OFC of $2.2 million, offset by a reduction in sales within previously discontinued businesses, primarily medical endoscope products ($2.2 million), which was discontinued during the fourth quarter of fiscal year 1998. The year over year OFC revenue increase resulted from the inclusion of OFC revenue in the Consolidated Financial Statements for all of 1999 as compared to nine months of fiscal year 1998, as it was acquired in January 1998. Revenue gains (adjusted for acquisition timing) were realized at OFC's diamond point turning facility as growth of approximately 28% occurred in its commercial sector, partially attributable to increased capacity. Offsetting those increases was a reduction, primarily related to government defense work, within OFC's core optical filter coating business. That reduction was a reflection of a slow-down in defense work opportunities coupled with a shift in focus and resources to the Company's new telecommunications strategy and production of DWDM filters.

     The 1999 gross profit (as a percentage of revenues) of the remaining operating business (OFC) was 33.6% compared to 36.8% for 1998. While there was a slight increase in the gross profit percentage at OFC's diamond turning business from productivity improvements, reduced levels of production within the core optical coating operations resulted in higher costs and an overall net decrease in the profit percentage. For 1998, the high production costs, in addition to the $2.9 million reduction in the carrying costs of inventories to fair market value of its Medical Endoscope Imaging Products business (discontinued in September, 1998), resulted in a gross loss of $0.1 million for that year.

     Ongoing research and development expenses of the Company amounted to $0.2 million for fiscal year 1999 and were expended on DWDM filter development activities or approximately $0.1 greater than 1998. In addition to the reported research and development costs reported for fiscal year 1999, other process engineering costs expended to develop and produce filters are included as part of manufacturing costs. While development costs are expected to increase moderately as DWDM filter requirements change, the Company believes it has both the personnel and funding required for such efforts. The year over year decrease in research and development costs resulted from the elimination of programs associated with the discontinued Medical Endoscope and Telecom businesses.

     After considering one-time operating expenses ($1.6 million) during 1999 and the inclusion of OFC selling and administrative costs for a full year ($0.7 million), the Company's actual selling and administrative spending decreased by approximately $1.0 million year over year. Severance costs associated with the resignation of an executive officer, increased legal fees associated with lawsuits, environmental clean-up costs associated with the Sturbridge facility and costs associated with the Company's name change comprised the mostly one-time costs. Whereas selling and administrative costs would be expected to increase with the planned growth of the DWDM filters business, reductions realized in Corporate infrastructure costs should remain.

     Included in operating results for the fiscal year ended September 30, 1998 is a charge of $0.6 million related to the potentially uncollectible receivables (net of recoveries) from a medical endoscope customer. The customer filed for bankruptcy during fiscal year 1999. The receivables balance as of September 30, 1999 is $0.4 million, which has been fully reserved in the balance sheet as of that date.

     The Company incurred one-time charges for costs during fiscal 1999 to reduce the carrying value of certain buildings and equipment to estimated fair market value. Those charges totaled $6.4 million and were related to the write-down of the Sturbridge facility ($3.8 million) and equipment ($1.3 million) in addition to the impairment of certain OFC equipment of $1.3 million. Impairment charges that totaled $1.5 million were incurred during fiscal year 1998.

     Interest costs of $0.9 million for fiscal year 1999 were $0.4 million greater than 1998 and resulted from borrowings under the Company's revolving lines of credit with banks as discussed below. The increase is attributable to borrowings associated with the Company's capital spending for DWDM filter production equipment.

     Other income for 1999 includes the gain on the sale of the telecommunications business of $0.6 million.

     For both the current and comparable prior year periods, the Company's effective tax rate differs from the statutory rate primarily due to the unrecognized benefit of available tax loss carryforwards. The current year provision relates principally to foreign, state and franchise taxes.

     As mentioned previously, results associated with the SDP and Medical businesses have been treated as discontinued segments and their results classified as discontinued operations. For fiscal year 1999, the amount reported was net income of $0.7 million comprised of net income from the SDP business of $1.4 million and a loss from the Medical business of $0.7 million. The reported net loss from disposal of discontinued operations was comprised of a net gain on the sale of the SDP business of $2.7 million offset by an expected loss on the sale of the Medical business of $5.0 million. Results from operations of discontinued operations for 1998 were net income for the SDP business of $1.9 million offset by the loss from the Medical business of $0.8 million.

  Fiscal Year 1998 Compared to Fiscal Year 1997

     With the reclassification of the SDP and Medical (LMI) businesses to discontinued operations as discussed earlier in this report, the comparison of continuing operations for the period 1998 and 1997 becomes one driven by the acquisition of OFC in January 1998, the loss of the Xerox business in the first quarter of 1997, and the 1998 fourth quarter recognition of one-time charges associated with exiting the medical endoscope and telecommunications businesses. Specific comments regarding that comparison are:

     Revenues for fiscal 1998 of $14.8 million increased $2.0 million, or 15.6%, from revenues of $12.8 million in fiscal 1997. Fiscal year revenues from acquisitions, particularly OFC of $12.2 million, offset the loss of fiscal year 1997 revenues from Xerox and a sales reduction of medical endoscopes.

     Revenues for Medical Endoscope Imaging Products for fiscal year 1998 of $2.6 million were negatively impacted by the failure to complete a marketing relationship for an application-specific endoscope and lower than expected product requirements by the Company's marketing partners. As a result, during the fourth quarter of fiscal 1998, the Company terminated its Medical Endoscope Imaging Products business.

     The gross profit for the fiscal year ended September 30, 1998 had eroded to a slight loss from fiscal year 1997 of $3.6 million or 28%, due primarily to the impact of the reduction in the carrying costs of medical endoscope inventories to fair market value ($2.9 million) and the loss of higher margin Xerox-related revenues replaced by lower gross margins from the acquired OFC business.

     Research and development expenses decreased to $3.0 million in fiscal year 1998 from $3.7 million in fiscal year 1997 due to reduced spending on the Company's now terminated investments in the medical endoscope imaging and telecommunications products businesses.

     Selling and administrative expenses increased from $5.2 million in fiscal year 1997 to $8.2 million in fiscal year 1998 due to the inclusion of operating expenses and goodwill amortization from the OFC acquisition and increased administrative costs associated with the discontinued medical endoscope and telecommunications businesses.

     Included in operating results for the fiscal year ended September 30, 1998, is a charge of $0.6 million related to the potential uncollectibility of receivables (net of recoveries) from a medical endoscope customer that had experienced severe liquidity issues.

     Interest expense amounted to $0.5 million during fiscal year 1998 compared with interest income of $0.7 million during fiscal year 1997 due to the liquidation of short-term investments held during fiscal year 1997 and borrowings under the Company's revolving line of credit with a bank during fiscal year 1998 as discussed below.

     For both the current and comparable prior year periods, the Company's effective tax rate differs from the statutory rate primarily due to the unrecognized benefit of available tax loss carryforwards. The current year provision relates principally to foreign, state and franchise taxes.

     The income from discontinued operations of $1.1 million as of September 30, 1998 is comprised of the net income from the SDP business of $1.9 million and a loss from the Medical business of $0.8 million as compared to 1997 results of net incomes for the SDP business of $0.8 million and the Medical business of $0.4 million, respectively.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

     On January 26, 1999, pursuant to a previously announced Securities Purchase Agreement dated December 22, 1998 (the "Purchase Agreement"), Andlinger Capital XIII LLC, a Connecticut limited liability company ("Andlinger Capital"), purchased from the Company 2,000,000 shares of the Company's Common Stock together with warrants to purchase an additional 2,000,000 shares of the Company's Common Stock for an aggregate purchase price of $6.0 million in a private transaction. On September 23, 1999, Andlinger Capital exercised its rights to purchase 1,000,000 of the 2,000,000 shares of Common Stock covered by the warrants for cash proceeds of $1.5 million.

     During fiscal year 1999, following the restructuring of the Board of Directors, the Company sought to re-focus its operations through a continuing cost reduction program, the disposition of non-strategic assets and businesses and the refinancing of its outstanding bank indebtedness. Accordingly, effective July 1, 1999, the Company sold the assets related to its SDP business to Burle Electro-Optics Corporation and Burle Industries, Inc. ("Burle"), and in connection therewith, leased a substantial portion of its Sturbridge real estate housing the SDP business to Burle on a five-year lease at market rates. Net proceeds of the disposition, after transaction costs and retained liabilities, of approximately $7.1 million, were applied to the reduction of indebtedness under the then outstanding bank loan.

     Also effective July 1, 1999, the Company sold the intellectual property and other assets related to its former business in telecommunications products based upon fluoride fiber technology to IPG Photonics Corporation ("IPG"), and leased an additional portion of the Sturbridge real property to IPG on a short-term basis. The transaction with IPG, net of transaction costs and retained liabilities, produced net proceeds of approximately $1 million, which were applied to the reduction of the outstanding bank loan.

     During fiscal year 1999, the Company also evaluated its options with respect to the Sturbridge real estate. In addition to the leases with IPG and Burle, the Company has entered into other short-term leases with respect to portions of the Sturbridge real property. The Company has also listed the Sturbridge property for sale. The Consolidated Financial Statements included with this Report reflect a reduction in the carrying value of the Sturbridge real property to approximately $3.0 million as of September 30, 1999, to reflect estimated realizable value of the Sturbridge real property.

     In September 1999, the Company refinanced its outstanding bank loan through a new credit facility with Deutsche Financial Services Corporation. This facility is comprised of a term loan of up to a maximum outstanding of $13 million (of which $5.9 million was outstanding at September 30, 1999) and a revolving credit facility of up to $12 million (of which $1.2 million was outstanding at September 30, 1999). The term loan is available for financing equipment and other capital expenditures for use in the Company's optical components business in the United States and Germany. The Company believes that the availability under the term loan and the revolving credit facilities will be adequate to fund anticipated costs of operations and capital expenditures through the balance of fiscal year 2000 and beyond.

     The credit facility contains a number of covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding the payment of dividends. The Company believes that, based upon anticipated operations, it will meet the covenant requirements and that there will be continued availability under the credit facility for the balance of fiscal 2000.

     In December 1999, following the close of fiscal year 1999, the Company announced that it had entered into an agreement to sell its women's health-related medical business to The Cooper Companies, Inc. ("Cooper"). The sale to Cooper is expected to close on or about January 31, 2000. The net proceeds of the sale, after transaction costs, payment of retained liabilities, are anticipated to be approximately $6.5 million, which will be applied to outstanding indebtedness and accordingly, such amounts have been reflected on the Company's consolidated balance sheet as a current liability. Because of the agreement to sell the women's health-related medical business, the results of operations for such business for fiscal year 1999 have been included in discontinued operations in the Consolidated Financial Statements and the related assets of such business have been classified as Assets related to discontinued operations.

     Capital expenditures for fiscal year 1999 amounted to $8.9 million versus $2.9 for fiscal year 1998. Fiscal year 1999 capital expenditures relate primarily to the addition of production equipment to the OFC facility in Natick, Massachusetts, supporting the production of DWDM optical filters.

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

     The Company has completed an inventory and assessment of all critical internal business systems and applications and the majority of remedies consisting of upgrades or replacements were completed by October 31, 1999. The Company will continue testing and verification through December 31, 1999.

     The Company has completed the Year 2000 compliance status of vendors and service providers and is attempting to minimize risk and exposure based on responses of these critical vendors and service providers through alternative sources and contingency plans.

     In the event the Company is unable to fully meet Year 2000 compliance, manufacturing operations will be adversely impacted. Any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. While efforts will be made to minimize risk, no assurance can be made that companies in the entire supply chain will not be affected. In that respect, failures and disruptions of the business process remain a possibility and no assurance can be provided that Year 2000 compliance can be achieved.

     Previous costs related to Year 2000 compliance were funded through operating cash flows and the Company's revolving debt facility. Through fiscal year 1999, the Company expended approximately $0.3 million in remediation efforts paid to third party consultants and vendors. Internal expenditures are not tracked separately.

     The Company believes it has taken appropriate steps to achieve Year 2000 compliance. As previously discussed, many of the compliance issues rely on the uninterrupted delivery of products and services of third parties. Consequently, there can be no assurance of uninterrupted business processes, or additional costs, losses, or damages occurring as a result of the Year 2000 compliance.

SIGNIFICANT CUSTOMERS

     Although sales to one OFC non-DWDM filter customer accounts for 16% and 14% of total Company sales as of September 30, 1999 and 1998, respectively, the loss of that customer would not have a material adverse effect on the financial statements. Start-up of commercial shipments of DWDM filters in the first quarter of fiscal year 2000 and the commitments made to increase manufacturing capacity throughout that year will require the Company to identify additional customers. Whereas the Company is in the process of qualifying its filter with potential customers, there is no assurance that sales will materialize. Although the demand for filters currently is strong and growth is expect to continue, the failure to sell a significant portion of that capacity would have a significant negative impact on the financial condition of the Company.

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

POTENTIAL ACQUISITIONS

     The Company regularly reviews various acquisition prospects of businesses, technologies or products complementary to the Company's business and periodically engages in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the ability effectively to manage geographically remote units, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no direct experience and the potential loss of key employees of the acquired companies. In addition, acquisitions may result in the issuance of debt and dilutive equity securities, reduction in existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's business, financial condition and results of operations. Although management expects to carefully analyze any such opportunity before committing the Company's resources, there can be no assurance that the Company will be successful in making acquisitions, that the prices and terms of any acquisitions will be favorable to the Company, that any completed acquisition will result in long-term benefits to the Company or that the Company's management will be able to manage the resulting businesses effectively.

COMPETITION

     The Company's competitive position in the Current Businesses depends primarily on the technological development of its products, as well as on delivery schedules, service, quality and price. Some of the Company's competitors are major corporations, or divisions of major corporations, which have greater financial, technological and personnel resources than the Company and may represent significant competition for the Company. Such companies may succeed in developing technologies and products that are more effective, more readily available, or less costly than those that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. There can be no assurance that the Company will be able to compete successfully in the future or that developments by others will not render the Company's products obsolete or non-competitive or that the Company's customers will not choose to use competing technologies or products. Further, the entry of new competitors into the markets for the Company's products could cause downward pressure on the prices of such products and a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

     Although the Company does not believe that the success of the Current Businesses is dependent upon the protection offered by patents, the Company possesses a number of patents that relate to its technology. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, there remains the possibility that others will "reverse engineer" the Company's products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently. Any such adverse circumstances could have a material adverse effect on the Company's business, financial condition and results of operations. Further, some of the markets in which the Company competes are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of its products increases, the markets in which its products are sold expands, and the functionality of those products grows and overlaps with products offered by competitors, the Company believes that it may become increasingly subject to infringement claims. Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

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

     The Company intends vigorously to protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

POTENTIAL PRODUCT LIABILITY EXPOSURE AND INSURANCE

     The Company's products, particularly its medical products included among the Discontinued Businesses, may expose the Company to product liability claims, and there can be no assurance that the Company will not experience material product liability losses in the future. In connection with sale of the SDP business, the telecommunications business and the women's health-related medical business, the Company has retained the obligations for private product liability claims arising from the use of products manufactured or shipped prior to the effective date of such transactions. Accordingly, the Company continues to have exposure for such product liability claims, notwithstanding that the operating businesses which produced such products have been sold. The Company currently has product liability insurance coverage for the commercial sale of its products. However, a successful claim brought against the Company in excess of available insurance coverage, or a claim or product recall that results in significant adverse publicity against the Company, may have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to its credit facility as discussed in the Notes to the Consolidated Financial Statements. The interest on the credit facility is subject to fluctuations in the market. The Company does not believe such market risk is material to the Company's Consolidated Financial Statements.

     The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's Consolidated Financial Statements. If the operations of OFC GmbH in Germany grow as anticipated, the market risk associated with foreign currency exchange rate fluctuation may, during fiscal year 2000, become material to the Company's financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedule filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Executive Officers" and "Stock Ownership," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See the information contained in the Proxy Statement under the captions "Election of Directors -- Director Compensation" and "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information contained in the Proxy Statement under the heading "Stock Ownership," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See information contained in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   ITEM 14(a)

Consolidated Financial Statements:

Report of Independent Auditors..............................   16

  Consolidated Balance Sheets at September 30, 1999 and
     1998...................................................   17

  Consolidated Statements of Operations for the fiscal years
     ended September 30, 1999, 1998 and 1997................   18

  Consolidated Statements of Changes in Stockholders' Equity
     for the fiscal years ended September 30, 1999, 1998 and
     1997...................................................   19

  Consolidated Statements of Cash Flows for the fiscal years
     ended September 30, 1999, 1998 and 1997................   20

Notes to Consolidated Financial Statements..................   22

Schedule:

  II. Valuation and qualifying accounts for the fiscal years
      ended September 30, 1999, 1998 and 1997...............   35

Schedules Omitted:

  All other schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
NetOptix Corporation

     We have audited the accompanying consolidated balance sheets of NetOptix Corporation as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetOptix Corporation at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Providence, Rhode Island
December 21, 1999

                              NETOPTIX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS
                                                                EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,117     $    710
  Accounts receivable, less allowances of $507 and $1,265,
     respectively...........................................     2,789        7,952
  Inventories...............................................     1,593        8,828
  Other current assets......................................       389        1,092
  Assets relating to discontinued operations, net...........    14,009           --
  Assets held for sale......................................     3,288           --
                                                              --------     --------
Total current assets........................................    24,185       18,582
Property, plant and equipment, net..........................    10,520       16,128
Excess of cost over the fair value of assets acquired,
  net.......................................................    11,796       19,396
Other assets, net...........................................     1,864        1,548
                                                              --------     --------
Total assets................................................  $ 48,365     $ 55,654
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................  $  1,150     $ 11,846
  Current portion of long term debt.........................     5,350           --
  Current portions of other notes payable...................        --        1,458
  Accounts payable..........................................     3,148        4,283
  Accrued liabilities.......................................     3,590        4,400
  Accrued liabilities, relating to discontinued
     operations.............................................     5,000           --
                                                              --------     --------
Total current liabilities...................................    18,238       21,987
Long-term debt..............................................       550           --
Other liabilities...........................................       660        1,008
                                                              --------     --------
Total Liabilities...........................................    19,448       22,995
Commitments & contingencies (Note 10)
Stockholders' equity:
  Common stock, $0.01 par value, 36,000,000 shares
     authorized, 11,326,481 and 8,052,786 issued and
     outstanding, respectively..............................       113           81
  Additional paid-in capital................................    61,389       52,176
  Accumulated deficit.......................................   (32,422)     (19,545)
  Accumulated other comprehensive loss......................      (163)         (53)
                                                              --------     --------
Total stockholders' equity..................................    28,917       32,659
                                                              --------     --------
Total liabilities and stockholders' equity..................  $ 48,365     $ 55,654
                                                              ========     ========

                             See accompanying notes

                              NETOPTIX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED SEPTEMBER 30,
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                               DATA)
Net Sales..................................................   $ 14,366       $ 14,774       $ 12,816
Cost of sales..............................................      9,536         14,919          9,160
                                                              --------       --------       --------
Gross profit (loss)........................................      4,830           (145)         3,656
Research and development expenses..........................        231          3,032          3,701
Selling & administrative expenses..........................      9,637          8,154          5,237
Provision for uncollectible (recovery of) accounts
  receivable...............................................       (176)           569             --
Reduction in carrying value of certain long-lived assets...      6,360          1,525          2,226
Reorganization costs.......................................         --             --          5,605
                                                              --------       --------       --------
Total operating expense....................................     16,052         13,280         16,769
                                                              --------       --------       --------
Operating loss.............................................    (11,222)       (13,425)       (13,113)
Interest income (expense), net.............................       (912)          (524)           687
Other income, net..........................................        837            162             90
                                                              --------       --------       --------
Loss from continuing operations before income tax..........    (11,297)       (13,787)       (12,336)
Provision for (benefit from) income taxes..................         13            (52)            42
                                                              --------       --------       --------
Loss from continuing operations............................    (11,310)       (13,735)       (12,378)
Discontinued operations:
  Income from operations of discontinued operations, net of
     income taxes..........................................        748          1,108          1,194
  Loss on disposal of discontinued operations, net of
     income taxes..........................................     (2,315)            --             --
                                                              --------       --------       --------
Net loss...................................................   $(12,877)      $(12,627)      $(11,184)
                                                              ========       ========       ========
Net loss per common shares outstanding:
  Loss from continuing operations..........................   $  (1.19)      $  (1.80)      $  (1.81)
  Effect of discontinued operations........................      (0.16)          0.15           0.18
                                                              --------       --------       --------
Net loss...................................................   $  (1.35)      $  (1.65)      $  (1.63)
                                                              ========       ========       ========

                            See accompanying notes.

                              NETOPTIX CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             RETAINED
                                              ADDITIONAL     EARNINGS         OTHER           TOTAL
                                     COMMON    PAID-IN     (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                     STOCK     CAPITAL       DEFICIT)         LOSS           EQUITY
                                     ------   ----------   ------------   -------------   -------------
                                                           (DOLLARS IN THOUSANDS)
Balance, September 30, 1996........   $ 68     $42,694       $  4,266         $  --         $ 47,028
Net loss...........................     --          --        (11,184)           --          (11,184)
Exercise of stock options and
  related tax benefit..............      1         257             --            --              258
                                      ----     -------       --------         -----         --------
Balance, September 30, 1997........     69      42,951        ( 6,918)           --           36,102
                                      ----     -------       --------         -----         --------
Net loss...........................     --          --        (12,627)           --          (12,627)
Currency translation adjustment....     --          --             --           (53)             (53)
                                      ----     -------       --------         -----         --------
     Comprehensive loss............                                                          (12,680)
                                                                                            --------
Exercise of stock options and
  grants and related tax
  benefits.........................     --         243             --            --              243
Issuance of 1,154,258 shares of
  common stock in connection with
  acquisition......................     12       8,982             --            --            8,994
                                      ----     -------       --------         -----         --------
Balance, September 30, 1998........     81      52,176        (19,545)          (53)          32,659
                                      ----     -------       --------         -----         --------
Net loss...........................     --          --        (12,877)           --          (12,877)
Currency translation adjustment....     --          --             --          (110)            (110)
                                                                                            --------
     Comprehensive loss............                                                          (12,987)
                                                                                            --------
Exercise of stock options and
  grants and related tax
  benefits.........................      2       1,692             --            --            1,694
Issuance of 50,000 shares of common
  stock to the employee pension
  plan.............................     --         623             --            --              623
Issuance of 2,000,000 shares of
  common stock in connection with
  private placement, net of related
  costs............................     20       5,408             --            --            5,428
Exercise of warrants to purchase
  1,000,000 shares of common
  stock............................     10       1,490             --            --            1,500
                                      ----     -------       --------         -----         --------
                                      $113     $61,389       $(32,422)        $(163)        $ 28,917
                                      ====     =======       ========         =====         ========

                            See accompanying notes.

                              NETOPTIX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net loss...................................................  $(12,877)   $(12,627)   $(11,184)
Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
  Net Loss on discontinued operations......................     2,315          --          --
  Depreciation and amortization............................     1,692       3,388       2,942
  Provision for uncollectible (recovery of) customer
     account...............................................      (176)        569          --
  Provision for other uncollectible (recovery of) accounts
     receivable............................................       (98)        764         100
  Write down of inventory to fair market value.............        --       2,921          --
  Reorganization costs.....................................        --          --       6,451
  Reduction in carrying value of long-lived assets.........     6,360       1,525       2,226
  Non-cash compensation....................................       204          --          --
  Other adjustments, net...................................      (178)         --         100
Increase (decrease) in cash from changes in operating
  assets and liabilities:
  Accounts receivable......................................     1,784        (290)       (129)
  Inventories..............................................     1,309      (1,935)     (1,083)
  Accounts payable.........................................      (939)     (1,206)      1,579
  Accrued liabilities......................................      (624)      1,527        (114)
  Other changes, net.......................................       605         (88)       (267)
                                                             --------    --------    --------
          Total adjustments................................    12,254       7,175      11,805
                                                             --------    --------    --------
          Net cash provided (used) by operating
            activities.....................................      (623)     (5,452)        621
Cash flows from investing activities:
  Acquisitions, net of cash acquired.......................        --     (10,290)     (5,500)
  Capital expenditures.....................................    (8,970)     (2,870)     (3,828)
  Proceeds from sale of assets.............................     8,730          --          --
  Other investing activities, net..........................        --          --        (115)
                                                             --------    --------    --------
          Net cash used in investing activities............      (240)    (13,160)     (9,443)
Cash flows from financing activities:
  Borrowings on note payable...............................    12,298      11,846          --
  Payment of notes payable.................................   (18,554)     (2,260)       (542)
  Proceeds from issuance of common stock, net of
     expenses..............................................     9,041         243         258
  Payment of financing costs...............................      (405)         --          --
                                                             --------    --------    --------
          Net cash provided (used) by financing
            activities.....................................     2,380       9,829        (284)
                                                             --------    --------    --------
Effect of exchange rate changes on cash....................      (110)        (53)         --
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......     1,407      (8,836)     (9,106)
Cash and cash equivalents at beginning of year.............       710       9,546      18,652
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  2,117    $    710    $  9,546
                                                             ========    ========    ========

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Supplemental cash flow information:
Interest payments..........................................  $    928    $    521    $     --
Income tax payments........................................        43          86         227
Supplemental schedule of non-cash investing and financing
  activities:

     The Company made certain acquisitions during fiscal years 1998 and 1997 as described more fully in Note 3 to the Notes to the Consolidated Financial Statements. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired..............................  $     --    $ 26,515    $  5,500
Gross cash paid............................................        --      11,003       5,500
Fair value of Company Common Stock issued..................        --       8,994          --
                                                             --------    --------    --------
Liabilities assumed........................................  $     --    $  6,518    $     --
                                                             ========    ========    ========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ACCOUNTING POLICIES

     Organization -- NetOptix Corporation (the "Company" or "NetOptix"), previously known until September 30, 1999 as Galileo Corporation, along with its wholly-owned subsidiary, Optical Filter Corporation ("OFC") develops, manufactures and markets a variety of optical components, optical filters and other systems that incorporate recent advances in photonic technology and optical coating. During fiscal 1999 NetOptix has substantially restructured and reorganized it business operations, including closing, disposing of and agreeing to dispose of businesses which generated a majority of the Company's revenue for the prior fiscal year. These businesses consist of the operations of the Company's wholly-owned subsidiaries, Leisegang Medical Inc., Galenica Inc. and Leisegang Feinmechanik-Optik GmbH (together "LMI") and its SDP business ("SDP"). See Note 5. The Company's continuing operations are primarily in the United States.

     Consolidation -- The Consolidated Financial Statements include the accounts of NetOptix Corporation and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

     Revenue Recognition and Credit Risk -- The Company records a sale and recognizes revenue when title passes to the customer or when services are performed in accordance with contracts. The Company extends credit to customers based on evaluating financial condition, and collateral is generally not required. Credit losses are provided for in the financial statements and include, in fiscal year 1998, a provision of $569, net of recoveries, for an uncollectible customer account.

     Export sales relative to continuing operations to various foreign customers amounted to approximately $977, $1,620 and $0 in fiscal years 1999, 1998 and 1997, respectively.

     Two customers represented 15% and 13% of the accounts receivable balance at September 30, 1999. One customer represented 13% of the accounts receivable balance at September 30, 1998. One customer represented 16% and 14% of the net sales of the Company for the fiscal years ended 1999 and 1998, respectively.

     Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Inventories -- Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include all direct manufacturing costs and applied overhead.

     Property, Plant and Equipment -- Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using either the straight-line or accelerated methods. Estimated useful lives are as follows:

Buildings and improvements..................................  10-30 years
Machinery, equipment and furniture..........................   3-10 years

     Stock-Based Compensation -- The Company grants stock options for a fixed number of shares of Common Stock to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense relating to stock options.

     Goodwill -- The excess of cost over the fair value of assets acquired is being amortized on a straight-line basis over a period of 30 years. Accumulated amortization amounted to $740 and $537 as of September 30, 1999 and 1998, respectively.

     Comprehensive Income -- On October 1, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires items such as foreign currency translation adjustments to be included in comprehensive income. However, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity.

     Segment Reporting -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The Company adopted the new requirements in fiscal year 1999. However, due to the closure of several businesses and the disposal of its scientific detector and spectroscopy and women's health businesses and the inactive status of its German subsidiary, the Company is operating only in one segment.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Reclassification -- As stated in Note 5, in December 1999, the Company announced that it has agreed to sell its Leisegang Medical, Inc. and related women's health businesses (LMI) and related assets, and on July 1, 1999, the Company sold SDP. These businesses have been presented as discontinued operations in the accompanying consolidated financial statements. For comparative purposes, the statement of operations and related earnings per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued businesses in "Income from operations of discontinued operations, net of income taxes." The consolidated balance sheet at September 30, 1999 reflects the assets related to LMI as "Assets relating to discontinued operations, net." The liabilities, estimated loss from operations and estimated loss on the sale of LMI are reflected on the balance sheet as "Accrued liabilities related to discontinued operations." The Consolidated Statements of Cash Flows for the three years ended September 30, 1999 do not separately reflect cash flows from discontinued operations.

     Certain reclassifications have been made to amounts reported in previous years in order to conform to the current year presentation.

2. NEW DEVELOPMENTS

     Private Placement -- On January 26, 1999, pursuant to a previously announced Securities Purchase Agreement dated December 22, 1998 (the "Purchase Agreement"), Andlinger Capital XIII LLC, a Connecticut limited liability company ("Andlinger Capital"), purchased from the Company 2,000,000 shares of the Company's Common Stock together with warrants to purchase an additional 2,000,000 shares of the Company's Common Stock for an aggregate purchase price of $6.0 million in a private transaction. On September 23, 1999, Andlinger Capital exercised its right to purchase 1,000,000 of the 2,000,000 shares of Common Stock covered by the warrants for cash proceeds of $1.5 million. The remaining warrants are exercisable for a period of 7 1/2 years at a price of $1.50 per share, subject to antidilutive adjustment.

     Sale of Non-Strategic Assets -- During the first quarter of fiscal year 1999, the Company sold certain assets deemed to be non-strategic to the on-going business operations, including assets associated with the Company's medical endoscopes and telecommunications business. During the fourth quarter of fiscal year 1999, the Company sold its scientific detector and endoscope business and announced that it had entered into an agreement for the sale of substantially all of the women's health-related products business. See further discussion in
Note 5.

     Cost Reductions -- During the fourth quarter of fiscal year 1998, the Company terminated its medical endoscope products business. As a result, the Company instituted a reduction in force of 61 employees during fiscal year 1998. Subsequent to September 30, 1998, the Company terminated its Telecommunications business, and further reduced the work force by 57 employees. In connection with these actions, the Company incurred one-time charges of approximately $4,446 for the year ended September 30, 1998 for costs to reduce the carrying value of certain equipment ($1,525) and inventories ($2,921) to estimated fair market value.

     New Loan Agreement -- On September 30, 1999, the Company refinanced its outstanding bank loan through a new credit facility with Deutsche Financial Services Corporation. This facility is comprised of a term loan of up to a maximum outstanding of $13 million (of which $5.9 million was outstanding at September 30, 1999) and a revolving credit facility of up to $12 million (of which $1.2 million was outstanding at September 30, 1999). The term loan is available for financing equipment and other capital expenditures for use in the Company's optical components business in the United States and Germany. See Note 6.

3. ACQUISITIONS

OFC CORPORATION

     In January 1998, the Company acquired all of the outstanding shares of OFC Corporation ("OFC") for approximately $6,518 in cash and 1,154,258 shares of NetOptix Common Stock. OFC designs, manufactures and markets a broad range of optical components and systems which incorporate the latest advances in photonic technology and optical coatings. The acquisition was accounted for using the purchase method of accounting, and the resulting excess of the cost over the fair value of net assets acquired of $12,536 is being amortized over 30 years.

     In fiscal years 1998 and 1997, the Company also acquired three companies (Les Enterprises Galenica, Inc., Leisegang Feinmechanik-Optik, GmbH & Co., KG ("Leisegang GmbH") and Sani-Spec for approximately $11.2 million in cash. The acquisitions were accounted for using the purchase method of accounting. These businesses are to be sold as part of the discontinued operations discussed in
Note 5.

4. NONRECURRING CHARGES

  Impairment of Long-Lived Assets

     In fiscal year 1999, the Company recorded non-cash charges of $5,885 to reflect a write-down of buildings and equipment which are presently held for sale. Furthermore, an additional charge of $475 was incurred for the abandonment of certain equipment.

     The consolidated statement of operations for the year ended September 30, 1998, includes nonrecurring, pretax, non-cash charges of approximately $1,525 in connection with the Company's termination of its Medical Endoscope Products business.

     For the year ended September 30, 1997, the Company incurred nonrecurring, pretax, non-cash charges of $2,226, which reduced certain robotic assembly equipment for the Company's medical products business to its estimated fair market value.

  Loss of a Major Customer and Related Reorganization

     In February 1997, the Company received written notification from its then largest customer, Xerox, that it would no longer purchase certain assemblies from the Company. On March 12, 1997, the Company announced a reorganization plan in response to this lost business. In connection with this plan, the Company recorded a nonrecurring charge of $6,872, or $1.01 per share, in the three months ended March 31, 1997. The charge included a $6,451 non-cash provision for the impairment of related long-lived assets ($3,946), other assets ($1,238) and inventory ($1,267), and a $421 provision for related severance and other obligations. As of September 30, 1998 the entire charge had been utilized and/or paid.

5. DISCONTINUED BUSINESSES

     In December 1999, the Company announced that it has agreed to sell its LMI and related women's health businesses and related assets. The transaction includes the Company's operating units in Germany and Canada as well as the LMI operation in Boca Raton, Florida. The purchase price is approximately $10 million, with a scheduled closing on January 31, 2000. The net proceeds will be used to reduce debt and accordingly, such amounts have been reflected as a current liability. The Company anticipates a loss on the sale of approximately $4.6 million. The estimated loss of the operation of these businesses through January 31, 2000 is $0.4 million.

     On July 1, 1999, the Company sold its SDP business. The proceeds from the sale, totaling approximately $7.1 million, was applied to the Company's outstanding debt. The Company recorded a gain on the sale of approximately $2.7 million.

     The tax benefit associated with the net loss on the sale has been fully reserved at September 30, 1999.

     The operating results and estimated net loss on the sale of these businesses have been presented as discontinued operations.

     Summarized information of the discontinued operations is as follows:

                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                                      1999
                                                         -------------------------------
                                                           LMI         SDP       TOTAL
                                                         --------    -------    --------
Income statement data:
Net sales..............................................  $14,925     $7,994     $22,919
  Cost of sales........................................    8,317      5,102      13,419
                                                         -------     ------     -------
  Gross profit.........................................    6,608      2,892       9,500
  Other expenses.......................................    7,003      1,513       8,516
                                                         -------     ------     -------
  Income (loss) before taxes...........................     (395)     1,379         984
  Income taxes.........................................      236         --         236
                                                         -------     ------     -------
  Income (loss) from discontinued operations...........  $  (631)    $1,379     $   748
                                                         =======     ======     =======

                                                                    1998
                                                        -----------------------------
                                                          LMI        SDP       TOTAL
                                                        -------    -------    -------
Income statement data:
Net sales.............................................  $16,659    $12,873    $29,532
  Cost of sales.......................................    9,121      8,972     18,093
                                                        -------    -------    -------
  Gross profit........................................    7,538      3,901     11,439
  Other expenses......................................    7,921      2,070      9,991
                                                        -------    -------    -------
  Income (loss) before taxes..........................     (383)     1,831      1,448
  Income taxes (benefit)..............................      397        (57)       340
                                                        -------    -------    -------
  Income (loss) from discontinued operations..........  $  (780)   $ 1,888    $ 1,108
                                                        =======    =======    =======

                                                                     1997
                                                         ----------------------------
                                                          LMI        SDP       TOTAL
                                                         ------    -------    -------
Income statement data:
  Net sales............................................  $8,562    $12,739    $21,301
  Cost of sales........................................   5,081      9,389     14,470
                                                         ------    -------    -------
  Gross profit.........................................   3,481      3,350      6,831
  Other expenses.......................................   3,041      2,475      5,516
                                                         ------    -------    -------
  Income before taxes..................................     440        875      1,315
  Income taxes.........................................      79         42        121
                                                         ------    -------    -------
  Income from discontinued operations..................  $  361    $   833    $ 1,194
                                                         ======    =======    =======

                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
Balance sheet data:
  Cash......................................................     $    75
  Accounts receivable.......................................       1,969
  Inventories...............................................       3,521
  Property, plant and equipment, net........................       1,434
  Goodwill and other........................................       7,010
                                                                 -------
  Total assets of discontinued operations...................     $14,009
                                                                 =======
  Other accrued liabilities.................................     $   414
  Estimated loss on sale....................................       4,586
                                                                 -------
  Total liabilities of discontinued operations..............     $ 5,000
                                                                 =======

6. REVOLVING CREDIT FACILITY

     On September 30, 1999, the Company refinanced its outstanding bank loan through a new credit facility ("Credit Facility"). The Credit Facility provides for a term loan ("Term Loan") of $13.0 million, bearing interest at prime rate plus 2.0% or LIBOR plus 3.0% (10.25% at September 30, 1999) and a revolving line of credit ("Revolver") of $12.0 million, bearing interest at prime plus 1.5% or LIBOR plus 2.5% (9.75% at September 30, 1999). The Term Loan is used to finance equipment and capital expenditures for use in the Company's optical components business in the United States and Germany. Such equipment collateralizes the Term Loan, whereas the Revolver is secured by accounts receivables and inventory. The borrowings under the Revolver are subject to eligible accounts receivable and inventory. The Credit Facility includes provisions which require the Company to remit the net cash proceeds of the LMI sale to the bank. Therefore, $5.4 million of the $5.9 million outstanding on the Term Loan as well as the $1.2 million outstanding on the Revolver are stated as current liabilities as of September 30, 1999. The outstanding balance of the Term Loan as of September 30, 2000 will become payable in 20 quarterly installments starting November 1, 2000. The carrying value of this debt as of September 30, 1999 approximated its fair market value. The Credit Facility contains certain covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding the payment of dividends in fiscal year 2000.

     The Company was in violation of certain of its covenants and therefore the loan balance of $11,846 is classified as a short-term liability at September 30, 1998.

7. INVENTORIES

     Inventories consist of the following:

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Finished goods..............................................  $  569    $5,223
Work-in-progress............................................     819     1,819
Raw materials...............................................     205     1,786
                                                              ------    ------
                                                              $1,593    $8,828
                                                              ======    ======

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Land, buildings and improvements............................  $  2,234    $ 19,587
Machinery, equipment and furniture..........................    14,514      28,197
Capital projects in process.................................     5,635         506
                                                              --------    --------
                                                                22,383      48,290
Less: accumulated depreciation..............................   (11,863)    (32,162)
                                                              --------    --------
Property, plant and equipment, net..........................  $ 10,520    $ 16,128
                                                              ========    ========

9. RETIREMENT PLANS

     Pension Plan -- The Company has a noncontributory pension plan covering substantially all employees who joined the Company prior to January 1, 1995. None of the employees of companies acquired subsequent to this date are eligible to participate in the Pension Plan. The Plan provides pension benefits based upon years of service and average compensation during the five years preceding retirement. The Company's policy is to fund the maximum amount that can be deducted for federal income tax purposes. Plan assets are invested primarily in U.S. Government Agency obligations, equity securities of U.S. based companies, corporate bonds and mutual funds. During fiscal year 1999, the Plan purchased 50,000 shares of the Company's common stock for $623.

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 7,948    $6,831
Service cost................................................      199       196
Interest cost...............................................      589       537
Actuarial loss (gain).......................................      753       820
Curtailment.................................................   (1,056)     (190)
Special termination benefit.................................       --        72
Benefits paid...............................................     (344)     (318)
                                                              -------    ------
Benefit obligation at end of year...........................  $ 8,089    $7,948
                                                              =======    ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $ 8,950    $8,707
Actual return on plan assets................................    3,299       561
Benefits paid...............................................     (344)     (318)
                                                              -------    ------
Fair value of plan assets at end of year....................  $11,905    $8,950
                                                              =======    ======
Funded status...............................................  $ 3,816    $1,002
Unrecognized transition asset...............................     (295)     (341)
Unrecognized prior service cost.............................       --       (49)
Unrecognized net actuarial loss (gain)......................   (2,214)      341
                                                              -------    ------
Prepaid benefit cost........................................  $ 1,307    $  953
                                                              =======    ======
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate...............................................     6.75%     6.75%
Expected return on plan assets..............................     9.00%     9.00%
Rate of compensation increase...............................     4.50%     4.50%

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $ 199     $ 196     $ 235
Interest cost...............................................    589       537       517
Expected return on plan assets..............................   (790)     (769)     (673)
Amortization of transition assets...........................    (47)      (47)      (47)
Amortization of prior service cost..........................     (5)       (5)       (5)
Recognized net actuarial loss...............................     13        --        --
                                                              -----     -----     -----
Net periodic benefit cost...................................  $ (41)    $ (88)    $  27
                                                              =====     =====     =====

     Tax Deferred Savings Plan -- The Company has a tax deferred savings plan under Section 401(k) of the Internal Revenue Code under which, subject to certain limitations, each eligible employee may contribute up to 15% of gross wages per year. The Company matches 50% of the first 6% of employee contributions. Company contributions to the Plan were approximately $120, $131 and $185 in fiscal years 1999, 1998 and 1997, respectively.

     Other Retirement Plans -- In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit post-retirement medical and life insurance plan. Employees who retire from the Company and who have attained age 65 with 15 years of service (10 years of service for employees hired before October 1, 1989) and who were hired prior to October 1, 1993, are eligible. Employees who retired prior to October 1, 1989, are not required to contribute; employees who retired after October 1, 1989, contribute a portion of the cost beyond a Company subsidy. The Plan is not funded.

     The actuarial and recorded liabilities for the Plan were as follows:

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Accumulated post-retirement benefit obligation:
Retirees....................................................  $417     $434
Active plan participants....................................    71      146
                                                              ----     ----
Accumulated post-retirement benefit obligation..............   488      580
Plan assets at fair value...................................    --       --
                                                              ----     ----
Unfunded accumulated benefit obligation in excess of plan
  assets....................................................   488      580
Unrecognized net gain.......................................   114       85
                                                              ----     ----
Accrued post-retirement benefit cost included in other
  liabilities...............................................  $602     $665
                                                              ====     ====

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----     -----     -----
Net periodic post-retirement benefit cost includes the
  following components:
Service cost................................................   $ 4       $ 5       $ 6
Interest cost...............................................    35        41        39
Net amortization of unrecognized net gain...................    (5)       (7)       --
                                                               ---       ---       ---
Net periodic post-retirement benefit cost...................   $34       $39       $45
                                                               ===       ===       ===

     For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1999. The rate was assumed to decrease gradually down to 6.0% for fiscal year 2003 and remain at that level thereafter. Increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 30, 1999, by $24 and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for fiscal year 1999 by $2.

     The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.75%. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

10. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings -- The Company is a defendant in four class action law suits filed in Federal District Court in the Commonwealth of Massachusetts by stockholders of the Company alleging violations of the federal securities laws based on alleged misleading statements regarding the Company's financial performance and other matters. The Company believes these lawsuits are without merit and intends to defend them vigorously.

     The Company has also entered into a number of operating leases, including two from related parties, for office and manufacturing facilities located primarily in the United States as well as in Canada and Germany. Rent expense paid to related parties amounted to $238 during fiscal year 1999.

     Future minimum lease payments under operating leases as of September 30, 1999 are as follows:

2000........................................................  $  520
2001........................................................     483
2002........................................................     483
2003........................................................     391
2004 and thereafter.........................................     976
                                                              ------
Total minimum lease obligations.............................  $2,853
                                                              ======

     Total rental expense for all operating leases was approximately $460, $413 and $118 in fiscal years 1999, 1998 and 1997, respectively.

11. COMMON STOCK

     On September 23, 1999, the Company issued 1,000,000 shares of common stock to Andlinger & Co. for $1,500 upon their exercise of certain warrants. See Note 2.

     On June 30, 1999, the Company recorded $204 of non-cash compensation related to the resignation of an officer of the Company.

     Employee Stock Option Plan -- Under the Company's 1991 Stock Option Plan, which succeeded the 1981 Stock Option Plan, the Plan Administrative Committee of the Board of Directors may grant options to purchase common stock to officers and key employees of the Company and its subsidiaries. The stock options are exercisable at a price not less than the fair market value of the common stock on the date of grant. The Plan also provides that the Committee may issue stock appreciation rights. The exercise price of the stock appreciation rights may not be less than the fair market value of the common stock on the date of grant or if issued with a stock option, the exercise price of the related option. Stock appreciation rights provide for the issuance of common stock, or the payment of cash, or a combination of both equal to the difference between the exercise price of the stock appreciation right and the fair market value of the common stock on the date of exercise.

     The following table summarizes stock option plan activity:

                                                                   WEIGHTED
                                                                   AVERAGE     AGGREGATE
                                                        SHARES      PRICE        PRICE
                                                       --------    --------    ---------
Balance, September 30, 1996..........................   279,000     $ 9.18      $ 2,561
Granted..............................................   267,000       8.17        2,182
Exercised............................................   (33,000)      4.76         (157)
Forfeited............................................   (45,000)      9.38         (422)
                                                       --------     ------      -------
Balance, September 30, 1997..........................   468,000       8.90        4,164
Granted..............................................   211,000      10.68        2,253
Exercised............................................    (5,000)      5.20          (26)
Forfeited............................................   (42,000)      9.98         (419)
                                                       --------     ------      -------
Balance, September 30, 1998..........................   632,000       9.45        5,972
Granted..............................................   611,000       7.23        4,417
Exercised............................................  (171,000)      7.28       (1,245)
Forfeited............................................  (484,000)      7.46       (3,611)
                                                       --------     ------      -------
Balance, September 30, 1999..........................   588,000     $ 9.41      $ 5,533
                                                       ========     ======      =======

     As of September 30, 1999, no option shares were available for grant under the 1991 Plan. As of September 30, 1999, 144,350 options, with a weighted average fair value of $7.43 per share, were exercisable at prices ranging from $3.88 to $13.625, aggregating approximately $1,073 under the 1981 and 1991 Plans. The remaining outstanding options are exercisable on various dates through 2009 at exercise prices ranging from $3.25 to $13.625. The weighted-average remaining contractual life of outstanding options is 8.0 years.

     Director Stock Option Plan -- On February 23, 1999, the Company amended the 1996 Director Stock Option Plan such that no further grants could be made thereunder. Under the plan, the Company had granted each non-employee director options to purchase 2,500 shares of common stock on the director's election at each Annual Meeting of Stockholders of the Company. Options become exercisable one year after grant or earlier upon the death or disability of the director and upon a change in control of the Company, as defined. No option may be exercised more than one year after the director's termination as a director for any reason. The option is exercisable at the fair market value of the common stock on the date of grant.

     Under the Director Stock Option Plan, options to purchase 20,000 shares of common stock, at a price of $5.25 per share, were granted in fiscal year 1999, and as of September 30, 1999, 55,000 shares were exercisable at a weighted average fair value of $11.84 per share, aggregating approximately $651. No options remain available for grant under the Plan.

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the 1991 Plan and the Director Stock Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Financial Statements. Assuming compensation expense for options granted under these Plans after September 30, 1995 had been determined based on the estimated fair value at the grant dates for awards under the Plan, the Company's pro forma net loss and loss per share would have been $13,192 and $1.39, respectively for fiscal 1999, $13,107 and $1.71, respectively for fiscal year 1998 and $11,439 and $1.67, respectively, for fiscal year 1997. The effects of expensing the estimated fair value of stock options on pro forma net income and earnings per share are not necessarily representative of the effects on reported net income for future years because of the potential for issuance of additional stock options in future years.

     The fair value of options granted after September 30, 1995, under these Plans, was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal year 1999, 1998 and 1997, respectively: risk-free interest rates of 5.0%, 4.9% and 6.0%; volatility factors of the expected market price of the Company's common stock of 95%, 89% and 79%; and a weighted-average expected life of the option of
5.0 years for all three years. The Company did not assume a dividend yield for fiscal year 1999, 1998 or 1997.

     As of September 30, 1999, there are no shares of Company common stock reserved for issuance under all stock option plans.

     Employee Stock Purchase Plan -- On January 1, 1997, the Company amended the Employee Stock Purchase Plan (the "Plan"). Under the revised Plan, 100,000 shares of Company Common Stock were made available for purchase by eligible employees. The purchase price per share of Common Stock under the Plan may not be less than 85% of the lower of its fair market value at the beginning of an offering period or the applicable exercise date, payable though payroll deductions. Since January 1, 1997, 114,026 shares have been purchased at prices ranging from $2.76 to $10.09 per share. At September 30, 1999, there were 29,569 shares available for issuance under the Plan.

     Prior to being amended, the Company had a Common Stock purchase plan under which it contributed up to 37.5% of amounts contributed by participating employees to a combined maximum of $1,375 per calendar year. All contributions were made to a trust that purchased shares in the open market. The Plan held 21,349 shares, prior to being rolled forward into the amended Plan.

12. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

     Significant components of the Company's deferred tax liabilities and assets as of September 30, 1999 and 1998, respectively, are as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Deferred tax liabilities:
  Pension cost..............................................   $    505       $    380
                                                               --------       --------
          Total deferred tax liabilities....................        505            380
                                                               --------       --------
Deferred tax assets:
  Inventory adjustments.....................................        637          1,672
  Discontinued Operations...................................      4,501             49
  Restructuring accruals....................................        233            180
  Other accruals............................................      1,341          1,330
  Net operating loss carryforwards..........................     10,124          7,865
  Federal and state tax credits.............................      1,400          1,392
                                                               --------       --------
          Total deferred tax assets.........................     18,236         12,488
  Valuation allowance for deferred tax assets...............    (17,831)       (12,208)
                                                               --------       --------
          Net deferred tax assets...........................        405            280
                                                               --------       --------
  Net deferred tax liabilities..............................   $    100       $    100
                                                               ========       ========

     The net change in the total valuation allowance for the fiscal years ended September 30, 1999 and 1998, amounted to increases of $5,623 and $4,702, respectively.

     The components of the Company's loss before income taxes are as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
  Domestic.........................................  $(12,954)   $(12,895)   $(11,021)
  Foreign..........................................       326         556          --
                                                     --------    --------    --------
          Total....................................  $(12,628)   $(12,339)   $(11,021)
                                                     ========    ========    ========

     Significant components of the provision for income taxes from continuing operations are as follows:

                                                                  YEARS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Current:
  Federal...................................................  $--     $(21)   $--
  State.....................................................   13       21     19
  Foreign...................................................   --       --     --
                                                              ---     ----    ---
                                                               13       --     19
Deferred:
  Federal...................................................   --      (52)    23
  State.....................................................   --       --     --
                                                              ---     ----    ---
                                                               --      (52)    23
                                                              ---     ----    ---
Total.......................................................  $13     $(52)   $42
                                                              ===     ====    ===

     The reconciliation of the statutory federal income tax rate and the effective tax rate from continuing operations is as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Income tax per statutory rate...............................  (34.0)%   (34.0)%   (34.0)%
  Utilization of net operating loss carryforwards...........     --        --        --
  Loss on which no income tax benefits were recognized......   34.0      34.0      34.0
  State income taxes, net of federal income tax benefit.....    0.1        --       0.3
  Other.....................................................     --      (0.4)      0.4
                                                              -----     -----     -----
                                                                0.1%     (0.4)%     0.7%
                                                              =====     =====     =====

     At September 30, 1999, the Company had net operating loss carryforwards of $26,206 for federal income tax purposes that expire in years 2008 through 2019.

13. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Numerator:
Loss from continuing operations....................  $(11,310)   $(13,735)   $(12,378)
Denominator:
Weighted average shares -- basic...................     9,510       7,646       6,851
Dilutive employee stock options....................        --          --          --
                                                     --------    --------    --------
Weighted average shares -- assuming dilution.......     9,510       7,646       6,851
                                                     ========    ========    ========
Net loss per common share -- basic and diluted
Loss from continuing operations....................  $  (1.19)   $  (1.80)   $  (1.81)
Effect of discontinued businesses..................     (0.16)       0.15        0.18
                                                     --------    --------    --------
                                                     $  (1.35)   $  (1.65)   $  (1.63)
                                                     ========    ========    ========

14. RELATED PARTY TRANSACTIONS

     OFC leases approximately 25,000 square feet of office space from a realty trust of which the sole beneficiary is John F. Blais, Jr., the former majority stockholder of OFC and a director of the Company. The lease, which expires in December 2006, provides for monthly payments of $20 subject to annual adjustment to reflect changes in the fair market value of the real estate. The Company is responsible for certain insurance, utilities and other operating costs. Rents paid to the realty trust during fiscal 1999 were approximately $238.

     Pursuant to a Management Advisory and Consulting Agreement (the "Management Agreement") dated as of August 31, 1999 by and between the Company and ANC Management Corp. ("ANC"), Gerhard R. Andlinger, the principal of ANC, serves as President and CEO of the Company. The Management Agreement provided that ANC will receive cash compensation at the rate of $250 per annum and non-qualified options to purchase 100,000 shares of Common Stock at an exercise price of $11.4375 per share, exercisable at any time until June 30, 2009, as consideration for Consulting Services (as defined in the Management Agreement). The Consulting Services include, but are not limited to, the services provided to the Company by Mr. Andlinger. In addition, the Company will reimburse all out-of-pocket expenses reasonably incurred by ANC in providing Consulting Services. The term of the Management Agreement began on July 6, 1999 and will expire on June 30, 2002, unless sooner terminated by the Board of Directors for cause, by the Company upon Mr. Andlinger's death or disability, or at ANC's election at any time upon at least ninety days' written notice.

     The Company has agreed to pay ANC Management Corp. a financial advisory fee of $200, plus the reimbursement of out-of-pocket expenses, for the services provided by ANC (and specifically Mr. Ball) in connection with the structuring, negotiation, documentation and closing of the $7.1 million sale of the Company's SDP business, consummated in July 1999. The Company has also agreed to pay ANC an additional financial advisory fee in the aggregate amount of $200, plus the reimbursement of out-of-pocket expenses, for the services provided by ANC (and specifically Mr. Ball) in connection with (a) the origination, structuring, negotiation, documentation and closing of the $25.0 million credit facility obtained by the Company in September 1999 and (b) the structuring, negotiation, documentation and closing of the $10.0 million sale of the Company's women's health-related products business, announced in December 1999 and expected to close in January 2000.

     ANC is controlled by Gerhard R. Andlinger, the Chairman, President and CEO and a director of the Company. Stephen A. Magida, Secretary of the Company, and Charles E. Ball, both directors of the Company, are associated with ANC through their relationships with Mr. Andlinger, Andlinger Capital and Andlinger & Company, Inc. Neither Mr. Andlinger nor Mr. Ball receives any separate compensation from the Company for services rendered (other than customary fees and expenses for services as outside directors). After the end of the 1999 fiscal year, Mr. Magida was engaged by the Company to provide legal services and services as Secretary of the Company at his customary hourly rate.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

COLUMN A                                 COLUMN B      COLUMN C      COLUMN D      COLUMN E       COLUMN F
--------                                ----------    ----------    ----------    -----------    ----------
                                                      ADDITIONS     ADDITIONS     DEDUCTIONS
                                        BALANCE AT    CHARGED TO    CHARGED TO    WRITTEN OFF    BALANCE AT
                                        BEGINNING      COST AND       OTHER         AGAINST        END OF
DESCRIPTION                             OF PERIOD      EXPENSES      ACCOUNTS       RESERVE        PERIOD
-----------                             ----------    ----------    ----------    -----------    ----------
SEPTEMBER 30, 1997:
Allowance for doubtful accounts.......      184           100          --              40            244
SEPTEMBER 30, 1998:
  Allowance for doubtful accounts.....      244         1,333          --             312          1,265
SEPTEMBER 30, 1999:
  Allowance for doubtful accounts.....    1,265          (274)         --             484            507

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETOPTIX CORPORATION

                                          /s/ GERHARD R. ANDLINGER
                                          --------------------------------------
                                          Gerhard R. Andlinger, President
                                          and Chief Executive Officer

Dated: December 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 1999.

                                          /s/ GERHARD R. ANDLINGER
                                          --------------------------------------
                                          Gerhard R. Andlinger, President and
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

                                          /s/ THOMAS J. MATHEWS
                                          --------------------------------------
                                          Thomas J. Mathews, Vice President,
                                          Finance and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                          /s/ CHARLES E. BALL
                                          --------------------------------------
                                          Charles E. Ball, Director

                                          /s/ JOHN F. BLAIS, JR.
                                          --------------------------------------
                                          John F. Blais, Jr., Director

                                          /s/ TODD F. DAVENPORT
                                          --------------------------------------
                                          Todd F. Davenport, Director

                                          /s/ ROBERT D. HAPP
                                          --------------------------------------
                                          Robert D. Happ, Director

                                          /s/ STEPHEN A. MAGIDA
                                          --------------------------------------
                                          Stephen A. Magida, Director

                               INDEX TO EXHIBITS

EXHIBIT #
---------
   2.1      Asset Purchase Agreement dated as of July 1, 1999 between
            Burle Industries, Inc. as Buyer and the Registrant as Seller
            (See Table of Contents for list of omitted exhibits and
            schedules) (filed as Exhibit 2.1 to the Registrant's Form
            8-K dated June 30, 1999 and incorporated herein by
            reference).

            The Registrant hereby agrees to provide the Commission upon request with copies of any omitted exhibits or schedules required by Item 601(b)(2) of Regulation S-K.

   2.2 Asset Purchase and Sale Agreement dated as of May 24, 1999 between the Registrant and IPG Photonics Corporation, including a list of omitted exhibits and schedules (filed as Exhibit 2.2 to the Registrant's Form 8-K dated June 30, 1999 and incorporated herein by reference).
            The Registrant hereby agrees to provide the Commission upon request with copies of any omitted exhibits or schedules required by Item 601(b)(2) of Regulation S-K.

   2.3      Stock and Asset Purchase Agreement dated as of December 14,
            1999 The Cooper Companies, Inc., CooperSurgical Acquisition
            Corp., the Registrant, Leisegang Medical, Inc., Galenica
            Inc. and Leisegang Feinmechanik-Optik GmbH.

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

   4.2 Loan and Security Agreement dated as of September 30, 1999 among the Registrant and Certain of its Subsidiaries, the Lenders from time to time party thereto and Deutsche
            Financial Services Corporation (filed as Exhibit 4.1 to the
            Registrant's Form 8-K dated September 30, 1999 and incorporated herein by reference).
            The Registrant hereby agrees to provide the Commission upon request with copies of any omitted exhibits or schedules required by Item 601(b)(2) of Regulation S-K.

  10.1 Stock Option Plan adopted October 23, 1991 (filed as an exhibit to the Registrant's Proxy Statement dated December
            17, 1991, and incorporated herein by reference).

  10.2 Director Stock Option Plan adopted November 10, 1995 (filed as an exhibit to the Registrant's Proxy Statement dated
            December 11, 1995, and incorporated herein by reference).

  10.3      Agreement and Plan of Merger dated July 17, 1996, among the
            Registrant, a wholly-owned subsidiary of the Registrant, Leisegang Medical, Inc., and the principal Stockholders of Leisegang, under which the Registrant acquired Leisegang, effective August 6, 1996 (filed as Exhibit 2.1 to the
            Registrant's Form 8-K dated August 6, 1996, File No.
            33-13752, and incorporated herein by reference).

  10.4 Agreement and Plan of Merger dated as of December 30, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant, OFC Corporation, and the Principal Stockholders of OFC Corporation, under which the Registrant acquired OFC
            Corporation, effective January 30, 1998 (filed as Exhibit
            2.1 to the Registrant's Form 8-K dated December 30, 1997, and incorporated herein by reference).

  10.5      Employment Agreement dated January 30, 1998 between the
            Registrant and John F. Blais, Jr., under which Mr. Blais agreed to serve as President of Optical Filter Corporation
            (filed as Exhibit 10.5 to the Registrant's Form 10-K405 for fiscal year ended September 30, 1998, filed as of December
            29, 1998 and incorporated herein by reference).

EXHIBIT #
---------
  10.6      Securities Purchase Agreement dated December 22, 1998
            between the Registrant and Andlinger Capital XIII LLC (filed as Exhibit I to the Schedule 13D filed with the Commission on December 28, 1998 by Andlinger Capital XIII LLC with
            respect to the Registrant and incorporated herein by
            reference).

  10.7 Registration Rights Agreement dated December 22, 1998 among the Registrant, Andlinger Capital XIII LLC, John F. Blais,
            Jr. and W. Kip Speyer (filed as Exhibit II to the Schedule
            13D filed with the the Commission on December 28, 1998 by Andlinger Capital XIII LLC with respect to the Registrant and incorporated herein by reference).

  10.8      Stockholders' Agreement dated December 22, 1998 among the
            Registrant, Andlinger Capital XIII LLC, John F. Blais, Jr.
            and W. Kip Speyer (filed as Exhibit III to the Schedule 13D filed with the Commission on December 28, 1998 by Andlinger
            Capital XIII LLC with respect to the Registrant and incorporated herein by reference).

  10.9      Employment Agreement dated as of March 22, 1999 between the
            Registrant and Ralf T. Faber, under which Mr. Faber agreed to serve as President and Chief Executive Officer of Optical
            Filter Corporation.

  10.10     Employment Agreement dated as of July 6, 1999 between
            Leisegang Medical, Inc. and John D. Barlow, under which Mr.
            Barlow agreed to serve as President and Chief Executive
            Officer of Leisegang Medical, Inc. (filed as Exhibit 2.2 to the Registrant's Form 10-Q for the quarterly period ended
            June 30, 1999 and incorporated herein by reference).

  10.11     Consulting and Settlement Agreement and Full and Final
            Release dated as of July 6, 1999 between the Registrant and
            W. Kip Speyer (filed as Exhibit 2.1 to the Registrant's Form
            10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

  10.12     Management Advisory and Consulting Agreement dated as of
            August 31, 1999 between the Registrant and ANC Management
            Corp.

  21        List of Subsidiaries of the Registrant.

  23        Consent of Ernst & Young LLP.

  27.1      Financial Data Schedule for Fiscal Year 1999.

  27.2      Restated Financial Data Schedule for Fiscal Year 1998.

  27.3      Restated Financial Data Schedule for Fiscal Year 1997.