Form 10-Q
period 1999-12-31
NETOPTIX CORP
filed 2000-02-11
CIK 711425

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: December 31, 1999 Commission File Number: 0-11309

                           NETOPTIX CORPORATION
          (Exact name of registrant as specified in its charter)

Delaware                                                              04-2526583
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

Sturbridge Business Park, P.O. Box 550                                     01566
Sturbridge, Massachusetts                                             (Zip Code)
(Address of principal executive offices)
Registrant's telephone number including area code                 (508) 347-9191


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES               X                         NO
               ------------------                        ------------------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at February 9, 2000
-------------------------------         ----------------------------------------
Common stock, par value $.01                          11,452,596 shares

                              NETOPTIX CORPORATION
                                      INDEX

Part I.  Financial Information:                                         Page No.

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets...................................        3

         Consolidated Statements of Operations.........................        4

         Consolidated Statements of Cash Flows.........................        5

         Notes to Condensed Consolidated Financial Statements..........        6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

Part II.Other Information:

        Forward-Looking Statements.....................................       12

Item 1. Legal Proceedings..............................................       12

Item 2. Changes in Securities and Use of Proceeds......................       12

Item 4. Submission of Matters to a Vote of Security Holders............       12

Item 6. Exhibits and Reports on Form 8-K...............................       13

        Signatures.....................................................       14

Part I.  FINANCIAL INFORMATION
  Item 1..........Financial Statements

                              NETOPTIX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
(Dollars in thousands except share data)                                 Dec. 31, 1999      Sept. 30, 1999
                                                                         -------------      --------------

ASSETS
Current assets:
Cash and cash equivalents                                                  $     408           $   2,117
Accounts receivable, less allowances of $507                                   3,274               2,789
Inventories                                                                    1,631               1,593
Other current assets                                                             286                 389
Assets relating to discontinued operations, net                               13,807              14,009
Assets held for sale                                                           3,288               3,288
                                                                           ---------           ---------
Total current assets                                                          22,694              24,185

Property, plant and equipment, net                                            13,252              10,520
Excess of cost over the fair value of assets acquired, net                    11,690              11,796
Other assets, net                                                              2,470               1,864
                                                                           ---------           ---------

Total assets                                                                 $50,106           $  48,365
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit                                                   $   1,630           $   1,150
Current portion of long term debt                                              5,350               5,350
Accounts payable                                                               1,990               3,148
Accrued liabilities                                                            2,972               3,590
Accrued liabilities, relating to discontinued operations                       5,091               5,000
                                                                           ---------           ---------
Total current liabilities                                                     17,033              18,238

Long-term debt                                                                 2,345                 550
Other liabilities                                                                679                 660
                                                                           ---------           ---------

Total Liabilities                                                             20,057              19,448

Commitments & contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value, 36,000,000 shares authorized,
  11,416,846 and 11,326,481 issued and outstanding, respectively                 114                 113
Additional paid-in capital                                                    61,952              61,389
Accumulated deficit                                                          (31,803)            (32,422)
Accumulated other comprehensive loss                                            (214)               (163)
                                                                           ---------           ---------

Total stockholders' equity                                                    30,049              28,917
                                                                           ---------            --------

Total liabilities and stockholders' equity                                   $50,106           $  48,365
                                                                           =========           =========

See accompanying notes



                              NETOPTIX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      (Unaudited)
                                                                              For the Three Months Ended
                                                                                      December 31,
(Dollars in thousands, except per share data)                                        1999        1998
                                                                                     ----        ----

Net Sales                                                                          $  4,695    $  3,831
Cost of sales                                                                         2,287       2,647
                                                                                    -------    --------

Gross profit                                                                          2,408       1,184
Research and development expenses                                                        40         278
Selling & administrative expenses                                                     1,542       3,305
Reduction in carrying value of certain long-lived assets                                 --       1,841
                                                                                   --------    --------
Total operating expense                                                               1,582       5,424
                                                                                    -------    --------
Operating profit (loss)                                                                 826      (4,240)
Interest expense, net                                                                  (249)       (320)
Other income, net                                                                        82          27
                                                                                   --------    --------
Income (loss) from continuing operations before income tax                              659     (4,533)

Provision for income taxes                                                               40          --
                                                                                   --------    --------
Income (loss) from continuing operations                                                619      (4,533)
Discontinued operations:
  Income from operations of discontinued operations, net of income taxes                 --         392
                                                                                   --------    --------
Net income (loss)                                                                  $    619    $ (4,141)
                                                                                   ========    ========

Net income (loss) per common shares outstanding:
  Income (loss) from continuing operations                                         $   0.05    $  (0.56)
  Effect of discontinued operations                                                      --        0.05
                                                                                   --------    --------
  Net income (loss)                                                                $   0.05    $  (0.51)
                                                                                   ========    ========

See accompanying notes


                              NETOPTIX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 (Unaudited)
                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                            1999                1998
                                                                            ----                ----

Cash flows from operating activities:
Net income (loss)                                                       $    619              $ (4,141)
Adjustments to reconcile net loss to net cash provided (used)
  by operating activities:
  Depreciation and amortization                                              394                   819
  Reduction in carrying value of long-lived assets                            --                 1,841
  Other adjustments, net                                                      38                   241
Increase (decrease) in cash from changes in operating
    assets and liabilities:
  Accounts receivable                                                       (485)                1,252
  Inventories                                                                (38)                  201
  Accounts payable                                                        (1,706)                   80
  Other changes, net                                                        (216)                 (217)
                                                                        --------              --------
     Total adjustments                                                    (2,013)                4,217
                                                                        --------              --------
     Net cash provided (used) by operating activities                     (1,394)                   76

Cash flows from investing activities:
  Capital expenditures                                                    (2,993)                 (730)
  Proceeds from sale of assets                                                 2                    --
                                                                        --------              --------
     Net cash used in investing activities                                (2,991)                 (730)

Cash flows from financing activities:
  Borrowings on note payable                                               9,006                 1,750
  Payment of notes payable                                                (6,731)               (1,059)
  Proceeds from issuance of common stock, net of expenses                    564                    56
  Payment of financing costs                                                (112)                  (62)
                                                                        --------              --------
     Net cash provided by financing activities                             2,727                   685
Effect of exchange rate changes on cash                                      (51)                   13
                                                                        --------              --------
Net increase/decrease in cash and cash equivalents                        (1,709)                   44
Cash and cash equivalents at beginning of period                           2,117                   563
                                                                        --------              --------
Cash and cash equivalents at end of period                              $    408              $    607
                                                                        ========              ========

                              NETOPTIX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments except as disclosed in Note 7) considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to the Consolidated Financial Statements in the Company's 1999 Form 10-K, which should be read in conjunction with these financial statements.

         The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

         As stated in Note 4, on January 31, 2000, the Company sold its Leisegang Medical, Inc. and related women's health businesses ("LMI") and related assets, and on July 1, 1999, the Company sold its Scientific Detector and Spectroscopy Products business ("SDP"). These businesses have been presented as discontinued operations in the accompanying consolidated financial statements. For comparative purposes, the statement of operations and related earnings per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued businesses in "Income from operations of discontinued operations, net of income taxes." The consolidated balance sheets reflect the assets related to LMI as "Assets relating to discontinued operations, net." The liabilities, estimated loss from operations and estimated loss on the sale of LMI are reflected on the balance sheet as "Accrued liabilities related to discontinued operations."

         Certain reclassifications have been made to amounts reported in previous years in order to conform to the current year presentation.

2.       INVENTORIES

         Inventories consist of the following:
                                              December 31,       September 30,
                                                  1999                 1999
                                                ------               -----
              Finished goods                    $  276               $  569
              Work-in-progress                   1,043                  819
              Raw materials                        312                  205
                                                ------               ------

                                                $1,631               $1,593
                                                ======               ======
3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      For the Three Months ended
                                                              December 31,
                                                            1999       1998
                                                            ----       ----
           Numerator:
           Income (loss) from continuing operations     $    619     $(4,533)
                                                        ========     ========

           Denominator:
           Weighted average shares - basic                11,383        8,071
           Dilutive stock warrants                           955           --
           Dilutive employee stock options                   388           --
                                                        --------     --------

           Weighted average shares - assuming dilution    12,726        8,071
                                                        ========     ========

           Net income (loss) per common share -
             basic and diluted
           Income (loss) from continuing operations       $ 0.05     $  (0.56)
           Effect of discontinued businesses                  --         0.05
                                                        --------     --------

                                                          $ 0.05     $  (0.51)
                                                        ========     ========

4.       DISCONTINUED BUSINESSES

         On January 31, 2000, the Company sold its LMI and related women's health businesses and related assets. The transaction includes the Company's operating units in Germany and Canada as well as the LMI operation in Boca Raton, Florida. The purchase price is approximately $10 million. The net proceeds will be used to reduce debt and accordingly, such indebtedness have been reflected as a current liability. The Company is in the process of finalizing the actual gain or loss on the disposition of LMI. The Company does not anticipate any material differences from the amounts previously reported.

         On July 1, 1999, the Company sold its SDP business. The proceeds from the sale, totaling approximately $7.1 million, were applied to the Company's outstanding debt. The Company recorded a gain on the sale of approximately $2.7 million.

         The tax benefit associated with the net loss on the sale has been fully reserved at September 30, 1999.

         The operating results and estimated net loss on the sale of these businesses have been presented as discontinued operations.

         Summarized information of the discontinued operations is as follows:

                                                                         For the Three Months ended
                                                                                 December 31,

                                                                                       1999

         Income statement data:                                        LMI             SDP         Total
                                                                       ---             ---         -----

              Net sales                                            $  3,461         $    --     $  3,461
              Loss from discontinued operations(1)                     (613)             --         (613)

                                                                                       1998

                                                                       LMI             SDP         Total
                                                                       ---             ---         -----

              Net sales                                            $ 16,659         $ 2,463     $ 19,122
              Income from discontinued operations                       121             271          392
              Earnings per share from discontinued operations
                                                                       0.02            0.03         0.05


         Balance sheet data:                                   December 31, 1999    September 30, 1999
                                                               -----------------    ------------------

         Cash                                                      $     136            $        75
         Accounts receivable                                           2,030                  1,969
         Inventories                                                   3,319                  3,521
         Property, plant and equipment, net                            1,387                  1,434
         Goodwill and other                                            6,935                  7,010
                                                                     -------                 ------
         Total assets of discontinued operations                   $  13,807            $    14,009
                                                                      ======                 ======

         Other accrued liabilities                                       505                    414
         Estimated loss on sale                                        4,586                  4,586
                                                                       -----                 ------
         Total liabilities of discontinued operations              $   5,091            $     5,000
                                                                       =====                 ======

         (1) The loss from discontinued operations for the three months ended December 31, 1999 has been provided for in the accrual established as of September 30, 1999.

5.       REVOLVING CREDIT FACILITY

         In September 1999, the Company refinanced its outstanding bank loan through a new credit facility ("Credit Facility"). The Credit Facility provides for a term loan ("Term Loan") of $13.0 million, bearing interest at prime rate plus 2.0% or LIBOR plus 3.0% (10.50% at December 31, 1999) and a revolving line of credit ("Revolver") of $12.0 million, bearing interest at prime plus 1.75% or LIBOR plus 2.5% (10.25% at December 31, 1999). The Term Loan is used to finance equipment and capital expenditures for use in the Company's optical systems and components business in the United States and Germany. Such equipment collateralizes the Term Loan, whereas the Revolver is secured by accounts receivables and inventory. The borrowings under the Revolver are subject to eligible accounts receivable and inventory. The Credit Facility includes provisions which require the Company to remit the net cash proceeds of the LMI sale to the bank. Therefore, $5.4 million of the $7.6 million and $5.9 million outstanding on the Term Loan at December 31, 1999 and September 30, 1999, respectively, as well as the $1.6 million and $1.2 million outstanding on the Revolver as of December 31, 1999 and September 30, 1999, respectively, are stated as current liabilities. The outstanding balance of the Term Loan as of September 30, 2000 will become payable in 20 quarterly installments starting November 1, 2000. The carrying value of this debt as of
         December  31,  1999  approximated  its fair  market  value.  The Credit
         Facility contains certain covenants and requirements concerning financial ratios and other indebtedness, as well as limitations regarding the payment of dividends in fiscal year 2000.

6.       NONRECURRING CHARGES

         (a)  Impairment of Long-Lived Assets

         For the three months ended December 31, 1998, the Company recorded a charge of $1.8 million for costs to reduce the carrying value of certain long-lived assets to estimated fair market value primarily related to land and buildings, as well as maintenance and engineering equipment at the Company's Sturbridge, Massachusetts facility.

         (b)  Telecommunications Products

         During the three months ended December 31, 1998, the Company terminated its telecommunications business and reduced the workforce. The Company suspended all investments for this business and related activities. The Company incurred operating losses related to the telecommunications business of $0.4 million for the three months ended December 31, 1998.

7.       COMMITMENTS AND CONTINGENCIES

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

8.       COMPREHENSIVE INCOME

         Total comprehensive income (loss) was ($51) and $13 for the three months ended December 31, 1999 and 1998, respectively.

Part I.  FINANCIAL INFORMATION

    Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Financial Condition

Revenues for the three month period ended December 31, 1999 of $4.7 million were 22.6% greater than the comparable prior year period. In the most recent quarter, sales of approximately $1.5 million were included from the Dense Wavelength Division Multiplexing (DWDM) filter business. This was the first ever quarter to include results from the DWDM filter business which resulted from the Company's shift to a telecommunications strategy that has been in progress since January 1999. As part of this strategy, the Company, during the fourth quarter ending September 30, 1999, sold its Scientific Detector and Spectroscopy Products (SDP) business and announced the sale of the Leisegang Medical, Inc. (LMI) and related women's health businesses. The sale of the LMI businesses was closed on January 31, 2000. The disposition of those businesses have been treated as discontinued operations and their results are included in the discontinued operations section of the Statements of Operations. As the focus was being shifted to the start-up of its DWDM business at the OFC subsidiary, resources were shifted away from its historical core business, which resulted in sales decreases during the quarter of approximately 40.0% in that core business. Also during the quarter, sales at its Diamond Turning Division increased by 8.0%.

As a result of the DWDM filter business, the overall gross profit percentage increased to 51.3% from 30.9% from the prior year due to the higher gross profit on filter sales as compared to the existing core business.

Research and Development (R&D) expenses for the period ended December 31, 1998 included project costs associated with the Telecom business that was terminated during the first quarter of fiscal year 1999. That elimination accounts for the decrease in R&D spending year-over-year in addition to the fact that the development team has been focused on production rather than research.

Selling and administrative expenses were approximately $1.8 million lower for the fiscal year 2000 first quarter as the previous year's results included $0.8 million of one-time costs associated with a reduction in workforce and other consolidation costs. The balance of the reduced spending is accounted for by the subsequent downsizing, primarily, of Corporate administrative functions and lower general Corporate expenditures resulting from a smaller and less complex
Corporate structure. Also during the quarter ended December 31, 1998, approximately $1.8 million of asset impairment costs were incurred associated with the termination of the Medical Endoscope Products business and certain portions of its SDP businesses.

Interest expense for the recent quarter ended was $71,000 lower than the prior year as the average bank balance outstanding decreased to $9.3 million from $13.5 million for the prior year. The borrowing rates were not significantly different between years. Current borrowings supported the DWDM project spending and some working capital requirements while the previous years' balance almost entirely supported working capital shortfalls, as the Company was experiencing severe liquidity problems at that time.

For both the current and comparable prior year periods, the Company's effective tax rate differs from the statutory rate primarily due to the available tax loss carry-forwards. The provision principally relates to foreign and state income taxes.

As discussed earlier, the disposition of SDP and LMI are accounted for as discontinued operations with the results for the periods presented restated to reflect that accounting treatment. For the quarter ended December 31, 1998, results from discontinued operations included net incomes of $0.3 million for SDP and $0.1 million for LMI. For the current period, LMI incurred a small loss which was charged to a reserve for discontinued operations that was established at September 30, 1999.

Year 2000

As previously disclosed, the Company had put into place various strategies to address and remedy Year 2000 issues. As of the date of this filing, the Company has experienced no Year 2000 related difficulties and none are expected. There were no costs related to remediation efforts during the first quarter of fiscal 2000.

Part II.    Other Information


FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors which could affect actual results, please refer to the Company's Form 10-K for the fiscal year ended September 30, 1999.


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

    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (C)      Sales of Unregistered Securities

         On September 1, 1999, the Company issued a total of 50,000 shares of common stock to Fleet National Bank, as Custodian FBO NetOptix Corporation Employee Pension Plan, for an aggregate purchase price of $623,437.50. The Company issued the shares without registration under the Securities Act of 1993 (the "Act") in reliance upon the exemption provided in Section 4(2) of the Act. This exemption was made available to the Company based on the fact that there was a single purchaser who made appropriate investment representations to the Company in connection with the acquisition of the shares.

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders began on January 26, 2000 and later that day was adjourned until February 9, 2000, on which date the Annual Meeting of Stockholders was concluded.

(b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

(c) Set forth below are the voting results on each of the matters which were submitted to the stockholders:


                                                                     Withheld        Broker
Election of Directors:                   For          Against      or Abstain      Non-Votes
                                         ---          -------      ----------      ---------

Gerhard R. Andlinger                   9,865,054                      540,907
Charles E. Ball                        9,832,255                      573,706
John F. Blais, Jr.                     9,864,755                      541,206
Todd F. Davenport                      9,864,355                      541,606
Robert D. Happ                         8,433,625                    1,972,336
Stephen A. Magida                      9,863,955                      542,006
Paul C. O'Brien                        9,832,554                      573,407

Resolutions:

   To approve the 1999                 6,963,285      529,479         147,690      2,765,507
   Stock Option Plan

   To approve the 1999                 7,308,411      281,970         163,468      2,652,112
   Stock Option Plan for
   Non-Employee Directors

   To approve an increase in the       9,518,246      871,505         16,210
   number of authorized shares of
   Common Stock to 100,000,000

   To approve the authorization of     6,913,131      679,947          47,376      2,765,507
   2,000,000 shares of a new class
   of undesignated preferred stock

   To approve the deletion of an       7,789,470      147,113
   Article from the Certificate of
   Incorporation which required
   the approval of 66 2/3% of the
   outstanding shares to approve
   certain transactions

         Additional  information  regarding  the matters  referred to under this
Item 4 is set forth in the Proxy Statement dated December 30, 1999 previously filed with the Commission and incorporated herein by reference.

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

                  3 Amended and Restatd Bylaws of the Company, as amended on January 26, 2000

                  27.1     Financial Data Schedule (EDGAR filing only).

                  27.2     Financial Data Schedule (EDGAR filing only)

         b.       Reports on Form 8-K

         1. Current Report on Form 8-K dated September 30, 1999 and filed on October 21, 1999, with two press releases dated September 30, 1999 and October 4, 1999 and a Loan and Security Agreement dated as of September 30, 1999 attached as exhibits thereto, regarding (i) the Company's change of its name to NetOptix Corporation effective September 30, 1999; and (ii) the Company's completion of arrangements for a debt financing package totaling $25 million with Deutsch Financial Services Corporation.

         2. Current Report on Form 8-K dated November 18, 1999 and filed on November 22, 1999, with a press release dated November 18, 1999 attached as an exhibit thereto, regarding the setting of the Company's 2000 Annual Meeting of Stockholders for January 26, 2000 and the record date for determining the stockholders allowed to vote at such Annual Meeting at November 30, 1999.

         3. Current Report on Form 8-K/A dated November 17, 1999 and filed on December 10, 1999, with a press release dated December 8, 1999 attached as an exhibit thereto, regarding the change in the record date for the Company's 2000 Annual Meeting of Stockholders from November 30, 1999 to December 8, 1999.

         4. Current Report on Form 8-K dated December 14, 1999 and filed on December 16, 1999, with two press releases, each dated December 14, 1999, attached as exhibits thereto, regarding (i) the Company's reported financial results for its fourth quarter ended September 30, 1999 and for the fiscal year ended September 30, 1999 (including attached consolidated condensed balance sheets as of September 30, 1998 and 1999 and consolidated statements of operations for the three-month and twelve-month periods ended September 30, 1998 and 1999), and (ii) the Company's agreement to sell its women's health businesses and related assets to CooperSurgical, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NETOPTIX CORPORATION

Dated:  February 11, 2000              /s/ Gerhard R. Andlinger
                                       -----------------------------------------

                                           Gerhard R. Andlinger, Chairman of the
                                           Board  and  Chief  Executive  Officer
                                           (Principal Executive Officer)

                                       /s/ Thomas J. Mathews
                                       -----------------------------------------

                                           Thomas J.  Mathews,  Vice  President,
                                           Finance,  Chief Financial Officer and
                                           Assistant    Secretary     (Principal
                                           Financial and Accounting Officer)

                              NETOPTIX CORPORATION
                                INDEX TO EXHIBITS

Exhibit No.
-----------

     3 Amended and Restated Bylaws of the Company, as amended on January 26, 2000.


   27.1       Financial Data Schedule

   27.2       Financial Data Schedule